Form 10-Q
period 2018-10-31
TIBURON INTERNATIONAL TRADING CORP.
filed 2018-11-30
CIK 1714379

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-223568

TIBURON INTERNATIONAL TRADING CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

5085

(Primary Standard Industrial Classification Code Number)

98-1350973

(IRS Employer Identification No.)

Xinkaicun, group 5, Weizigouzhen, Jiutai

Changchun, Jilin province, China 130519

Tel: +852 8170 3801

(Exact name of registrant as specified in its charter)

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [X]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 29, 2018
Common Stock, $0.001	2,600,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

TIBURON INTERNATIONAL TRADING CORP. BALANCE SHEETS
	OCTOBER 31, 2018 UNAUDITED	JANUARY 31, 2018 AUDITED
ASSETS
Current Assets
Cash	$ 1,444	$ 4,470
Total current assets	1,444	4,470
Non-current assets	1,050	-
Total Assets	$ 2,494	$ 4,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,853	$ 3,053
Deferred Revenue	2,000	-
Total current liabilities	11,853	3,053
Total Liabilities	11,853	3,053

Commitments & Contingencies	0	0

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,600,000 shares issued and outstanding as of October 31, 2018 and 2,500,000 shares issued and outstanding as of January 31, 2018	2,600	2,500
Additional Paid-In-Capital	900	-
Accumulated deficit	(12,859)	(1,083)
Total Stockholders’ Equity	(9,359)	1,417

Total Liabilities and Stockholders’ Equity	$ 2,494	$ 4,470

The accompanying notes are an integral part of these financial statements.

3 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended October 31, 2018	Three months ended October 31, 2017	Nine months ended October 31, 2018	For the period from Inception (February 17, 2017) to October 31, 2017
Revenue	$ 2,000	$ -	$ 5,500	$ -

Cost of goods sold	1,200	-	3,300	-
Gross Profit	800	-	2,200	-
Operating expenses:
General and administrative expenses	4,040	60	13,976	1,023
Net income (loss) from operations	(3,240)	(60)	(11,776)	(1,023)
Income (Loss) before provision for income taxes	(3,240)	(60)	(11,776)	(1,023)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (3,240)	$ (60)	$ (11,776)	$ (1,023)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,564,130	-	2,521,611	-

The accompanying notes are an integral part of these financial statements.

4 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF CASH FLOWS UNAUDITED
	Nine months ended October 31, 2018	For the period from Inception (February 17, 2017) to October 31, 2017
Cash flows from Operating Activities
Net loss	$ (11,776)	$ (1,023)
Depreciation	150	-
Increase in Deferred Revenue	2,000	-
Net cash used in operating activities	(9,626)	(1,023)
Cash flows from Investing Activities
Purchase of property and equipment	(1,200)	-
Net cash used in investing activities	(1,200)	-

Cash flows from Financing Activities
Proceeds of loan from shareholder	6,800	1,053
Proceeds from issuance of common stock	1,000	-
Net cash provided by financing activities	7,800	1,053
Net increase (decrease) in cash and equivalents	(3,026)	30
Cash and equivalents at beginning of the period	4,470	-
Cash and equivalents at end of the period	$ 1,444	$ 30
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

TIBURON INTERNATIONAL TRADING CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2018 AND FOR PERIOD FROM INCEPTION (FEBRUARY 17, 2017) TO OCTOBER 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

TIBURON INTERNATIONAL TRADING CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017.  We are a development stage company and intend to commence operations in the distribution of air infiltration valves from China to the markets of Europe and Commonwealth of Independent States (CIS) countries.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 17, 2017) to October 31, 2018 of $12,859. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the three ended October 31, 2018 was $100 and for the nine months ended October 31, 2018 was $150 compared to none for the period since inception (February 17, 2017) to October 31, 2017.

New Accounting Pronouncements

The Company is deferring adoption of ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”) as an emerging growth company.  ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”) provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company is deferring recognition for one year as an emerging growth company.

The Company has evaluated upcoming pronouncements and noted no others with a material effect on financial information.

6 | Page

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of October 31, 2018, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 9, 2018, the Company issued 2,500,000 shares of its common stock to its sole Director and CEO at $0.001 per share for total proceeds of $2,500.

On September 3, 2018, the Company issued 100,000 shares of its common stock at $0.01 per share for total proceeds of $1,000.

As of October 31, 2018, the Company had 2,600,000 shares issued and outstanding.

7 | Page

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 17, 2017 (Inception) through October 31, 2018, the Company’s sole officer and director loaned the Company $9,853 to pay for incorporation costs and operating expenses, $7,600 of this loan were cash deposits to the Company’s bank account. As of October 31, 2018, the amount outstanding was $9,853. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2018 to November 29, 2018, the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Tiburon International Trading Corp. was incorporated in the State of Nevada on February 17, 2017 and established a fiscal year end of January 31. We have limited revenues, have minimal assets and have incurred losses since inception. Our business office is located at Xinkaicun, group 5, Weizigouzhen, Jiutai, Changchun, Jilin province, China 130519. Our telephone number is +852 8170 3801.

We market and distribute air infiltration valves from China to the markets of Europe and Commonwealth of Independent States (CIS) countries to wholesale and retail customers. Our products for wholesale customers will be offered at prices marked-up from 15% to 20% of our cost. We fill placed orders and to supply the products within a period of thirty days (30) days or less following receipt of any written order. We do not offer any credit terms relating to order payments. Our customers are asked to pay us 100% in advance. Customers are responsible to cover the shipping costs. Customers are responsible for the custom duties, taxes, insurance or any other additional charges that might incur. We intend to develop a website, so the retail customers can place orders through our website.

8 | Page

RESULTS OF OPERATION

As of October 31, 2018, we had deficit of $12,859. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2018 compared to the Three Month Period Ended October 31, 2017

Revenue

During the three months ended October 31, 2018, the Company has generated  $2,000 in revenue and the cost of goods sold was $1,200. During the three months ended October 31, 2018, the Company’s gross profit was $800. During the three months ended October 31, 2017, the Company had not generated any revenue.

Operating Expenses

During the three month period ended October 31, 2018, we incurred total expenses and professional fees of $4,040 compared to $60 for the three month period ended October 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended October 31, 2018 was $3,240 compared to $60 for the three month period ended October 31, 2017.

Nine Month Period Ended October 31, 2018 compared to the period from Inception (February 17, 2017) to October 31, 2017

Revenue

During the nine months ended October 31, 2018, the Company has revenue generated $5,500 in revenue and the cost of goods sold was $3,300. During the nine months ended October 31, 2018, the Company’s gross profit was $2,200.

For the period from Inception (February 17, 2017) to October 31, 2017, the Company had not generated any revenue.

Operating Expenses

During the nine month period ended October 31, 2018, we incurred total expenses and professional fees of $13,976 compared to $1,023 during the period from Inception (February 17, 2017) to October 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month period ended October 31, 2018 was $11,776 compared to $1,023 for the period from Inception (February 17, 2017) to October 31, 2017.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2018 our total assets were $2,494 compared to $4,470 in total assets at January 31, 2018. As at October 31, 2018, total assets comprised of $1,444 in cash and $1,050 in net fixed assets. As at October 31, 2018, our current liabilities were $11,853 compared to $3,053 as of January 31, 2018.

Stockholders’ equity was $1,417 as of January 31, 2018 compared  to deficit of $9,359 as of October 31, 2018.

Cash Flows from Operating Activities

For the nine month period ended October 31, 2018, net cash flows used in operating activities was $9,626, consisting of net loss of $11,776, depreciation expense of $150 and increase in deferred revenue of $2,000.

For the period from Inception (February 17, 2017) to October 31, 2017, net cash flows used in operating activities was $1,023 consisting entirely of net loss of $1,023.

Cash Flows from Investing Activities

We have used $1,200 in investing activities to purchase computer equipment  during the nine month period ended October 31, 2018. We have not used any cash in investing activities for the period from Inception (February 17, 2017) to October 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended October 31, 2018 were $7,800, consisting of $6,800 from loans from shareholder, $1,000 received from proceeds from issuance of common stock .

Cash flows provided by financing activities for the period from Inception (February 17, 2017) to October 31, 2017 $1,053, consisting entirely of $1,053 from loans from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

10 | Page

GOING CONCERN

The independent auditors' report accompanying our January 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses  related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended October 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended October 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

11 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIBURON INTERNATIONAL TRADING CORP.
Dated: November 29, 2018	By: /s/ Yun Cai
Yun Cai, President and Chief Executive Officer and Chief Financial Officer

12 | Page