Form 10-K
period 2019-01-31
TIBURON INTERNATIONAL TRADING CORP.
filed 2019-03-29
CIK 1714379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended JANUARY 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-223568

TIBURON INTERNATIONAL TRADING CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

5085

(Primary Standard Industrial Classification Code Number)

98-1350973

(IRS Employer Identification No.)

Xinkaicun, group 5, Weizigouzhen, Jiutai

Changchun, Jilin province, China 130519

Tel: +852 8170 3801

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [X]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of March 28, 2019, the registrant had 3,478,334 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 28, 2019.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Tiburon International Trading Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Tiburon International Trading Corp. was incorporated in the State of Nevada on February 17, 2017 and established a fiscal year end of January 31. We have limited revenues, have minimal assets and have incurred losses since inception. Our business office is located at Xinkaicun, group 5, Weizigouzhen, Jiutai, Changchun, Jilin province, China 130519. Our telephone number is +852 8170 3801.

We market and distribute air infiltration valves from China to the markets of Europe and Commonwealth of Independent States (CIS) countries to wholesale and retail customers. We fill placed orders and supply the products within a period of thirty days (30) days or less following receipt of any written order. We do not offer any credit terms relating to order payments. Our customers are asked to pay us 100% in advance. Customers are responsible to cover the shipping costs. Customers are responsible for the custom duties, taxes, insurance or any other additional charges that might incur. We intend to develop a website, so the retail customers can place orders through our website.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

4 | Page

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of March 28, 2019, the 3,478,334 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

As of January 31, 2019, our accumulated deficit was $18,232. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended January 31, 2019 compared to the period from Inception (February 17, 2017) to January 31, 2018

Revenue

During the year ended January 31, 2019, the Company generated $10,250 in revenue compared to $-0- for the period from Inception (February 17, 2017) to January 31, 2018. Total costs of the revenue were $6,150 for the year ended January 31, 2019.

Operating Expenses

During the year ended January 31, 2019, we incurred total expenses and professional fees of $21,249 compared to $1,083 for the period from Inception (February 17, 2017) to January 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended January 31, 2019 was $17,149 compared to $1,083 for the period from Inception (February 17, 2017) to January 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2019 our current assets were $23,281 compared to $4,470 in current assets at January 31, 2018.  As at January 31, 2019 our total assets were $24,231 compared to $4,470 in total assets at January 31, 2018.  As at January 31, 2019, our current liabilities were $12,613 compared to $3,053 as of January 31, 2018.

Stockholders’ equity was $11,618 as of January 31, 2019 compared to $1,417 as of January 31, 2018.

Cash Flows from Operating Activities

For the year ended January 31, 2019, net cash flows used in operating activities was $14,149, consisting of net loss of $17,149, increase in accounts payable of $2,750 and amortization expenses of $250.

For the period from Inception (February 17, 2017) to January 31, 2018, net cash flows used in operating activities was $1,083, consisting entirely of net loss of $1,083.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended January 31, 2019 was $1,200 compared to none  during the period from Inception (February 17, 2017) to January 31, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2019 were $34,160 consisting of $6,810 from  loan from shareholder and $27,350 from proceed form issuance of common stock.

Cash flows provided by financing activities during the period from Inception (February 17, 2017) to January 31, 2018 were $5,553, consisting of $3,053 from loan from shareholder and $2,500 from proceeds from sale of common stock.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of January 31, 2019 and January 31, 2018	F-2
Statements of Operations for the year ended January 31, 2019 and for the period from Inception (February 17, 2017) to January 31, 2018	F-3
Statement of Changes in Stockholders’ Equity for the year ended January 31, 2019 and for the period from Inception (February 17, 2017) to January 31, 2018	F-4
Statements of Cash Flows for the year ended January 31, 2019 and for the period from Inception (February 17, 2017) to January 31, 2018	F-5
Notes to the Financial Statements	F-6 -F-9

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tiburon International Trading Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tiburon International Trading Corp. (“the Company”) as of January 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended January 31, 2019 and the period from inception (February 17, 2017) to January 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company not yet established an ongoing source of revenue sufficient to cover operating costs. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018. Spokane, Washington
March 28, 2019

8 | Page

TIBURON INTERNATIONAL TRADING CORP. BALANCE SHEETS AUDITED
	JANUARY 31, 2019	JANUARY 31, 2018
ASSETS
Current Assets
Cash	$ 23,281	$ 4,470
Total current assets	23,281	4,470
Property and equipment, net	950	-
Total Assets	$ 24,231	$ 4,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,863	$ 3,053
Accounts payable	2,750	-
Total current liabilities	12,613	3,053
Total Liabilities	12,613	3,053

Commitments & Contingencies	0	0

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,478,334 shares issued and outstanding as of January 31, 2019 and 2,500,000 shares issued and outstanding as of January 31, 2018	3,478	2,500
Additional Paid-In-Capital	26,372	-
Accumulated deficit	(18,232)	(1,083)
Total Stockholders’ Equity	11,618	1,417

Total Liabilities and Stockholders’ Equity	$ 24,231	$ 4,470

The accompanying notes are an integral part of these financial statements.

9 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF OPERATIONS AUDITED
	Year ended January 31, 2019	For the period from Inception (February 17, 2017) to January 31, 2018
Revenue	$ 10,250	$ -

Cost of goods sold	6,150	-
Gross Profit	4,100	-
Operating expenses:
General and administrative expenses	21,249	1,083
Net income (loss) from operations	(17,149)	(1,083)
Income (Loss) before provision for income taxes	(17,149)	(1,083)

Provision for income taxes	-	-

Net income (loss)	$ (17,149)	$ (1,083)

Income (loss) per common share: Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,596,296	164,756

The accompanying notes are an integral part of these financial statements.

10 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2017) to JANUARY 31, 2019 AUDITED
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at February 17, 2017, Inception	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001	2,500,000	2,500	-	-	2,500
Net income (loss) for the year	-	-	-	(1,083)	(1,083)
Balances as of January 31, 2018	2,500,000	$ 2,500		$ (1,083)	$ 1,417
Shares issued for cash at $0.01	100,000	100	900	-	1,000
Shares issued for cash at $0.03	878,334	878	25,472	-	26,350
Net income (loss) for the year	-	-	-	(17,149)	(17,149)
Balances as of January 31, 2019	3,478,334	$ 3,478	$ 26,372	$ (18,232)	$ 11,618

The accompanying notes are an integral part of these financial statements.

11 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF CASH FLOWS AUDITED
	Year ended January 31, 2019	For the period from Inception (February 17, 2017) to January 31, 2018
Cash flows from Operating Activities
Net loss	$ (17,149)	$ (1,083)
Depreciation	250	-
Increase in accounts payable	2,750	-
Net cash used in operating activities	(14,149)	(1,083)
Cash flows from Investing Activities
Purchase of property and equipment	(1,200)	-
Net cash used in investing activities	(1,200)	-

Cash flows from Financing Activities
Proceeds of loan from shareholder	6,810	3,053
Proceeds from issuance of common stock	27,350	2,500
Net cash provided by financing activities	34,160	5,553
Net increase (decrease) in cash and equivalents	18,811	4,470
Cash and equivalents at beginning of the period	4,470	-
Cash and equivalents at end of the period	$ 23,281	$ 4,470
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

TIBURON INTERNATIONAL TRADING CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 31, 2019 AND FOR PERIOD FROM INCEPTION (FEBRUARY 17, 2017) TO JANUARY 31, 2018

(AUDITED)

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 17, 2017) to January 31, 2019 of $18,232. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Property and Equipment Depreciation Policy

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the year ended January 31, 2019 was $250 compared to none for the period since inception (February 17, 2017) to January 31, 2018.

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

13 | Page

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable, the products have been shipped and collectability of the revenue is reasonably assured.

Major customers

Significant customers are those that account for greater than 10% of the Company’s revenues. The Company sold a substantial portion of products to two customers (24.39% to Customer A and 75.61% to Customer B) during the year ended January 31, 2019, and the Company had no significant customer concentration for period from inception (February 17, 2017) to January 31, 2018. The loss of the significant customer or the failure to attract the new customers could have a material adverse effect on our business, results of operations and financial condition for the Company.

During the year ended January 31, 2019 and for period from inception (February 17, 2017) to January 31, 2018, the following customers represented more than 10% of the company’s sales:

Customer	Year ended January 31, 2019		Period from inception (February 17, 2017) to January 31, 2018
	$	%	$	%
Customer A	2,500	24.39	-	-
Customer B	7,750	75.61	-	-

Total concentration	$10,250	100.00	-	-

Major suppliers

Significant suppliers are those that account for greater than 10% of the Company’s purchases. The Company purchases substantial portion (100%) of products from one vendor during the year ended January 31, 2019. The loss of the significant suppliers or the failure to find the new suppliers could have a material adverse effect on our business, results of operations and financial condition for the Company.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2019 the Company's bank deposits did not exceed the insured amounts.

14 | Page

Stock-Based Compensation

As of January 31, 2019, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fair Value of Financial Instrument

ASC 820, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value hierarchy to classify the inputs used in measuring fair value as follows:

· Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

· Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

· Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2019.

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

On September 3, 2018, the Company issued 100,000 shares of its common stock at $0.01 per share for total proceeds of $1,000. In December 2018 and January 2019, the Company issued 878,334 shares of its common stock at $0.03 per share for total proceeds of $26,350.

As of January 31, 2019, the Company had 3,478,334 shares issued and outstanding.

15 | Page

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

Since February 17, 2017 (Inception) through January 31, 2019, the Company’s sole officer and director loaned the Company $9,863 to pay for incorporation costs and operating expenses, $8,960 of this loan were cash deposits to the Company’s bank account. As of January 31, 2019, the amount outstanding was $9,863. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a transition tax of earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and created new income taxes on certain foreign sourced earnings.

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period from inception to January 31, 2019 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$3,828
Valuation allowance	(3,828)
$-

The Company has approximately $3,828 of net operating losses (“NOL”) carried forward to offset taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is a Nevada corporation and Nevada state does not require the filing of income taxes.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2019 to March 28, 2019, the date the financial statements were issued and has determined that there are no items to disclose.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address	Age	Position(s)
Yun Cai	42	President, Secretary
Xinkaicun, group 5, Weizigouzhen, Jiutai		Chief Financial Officer,
Changchun, Jilin province, China 130519		Chief Executive Officer,
Sole Director

Our Director Yun Cai:

Held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

Yun Cai has acted as our President, Treasurer, Secretary and Director since our incorporation on February 17, 2017. Since 2004, he has been working as a sole proprietor in the building material distribution business. Mr. Cai has never been in default with the bank or government and does not have any pending litigations or claims.

Mr. Cai owned 71.87% of the outstanding shares of our common stock at the time of the appointment. As such, it was unilaterally decided that Mr. Cai was going to be our President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. This decision did not in any manner relate to Mr. Cai’s previous employments. Mr. Cai’s and previous experience, qualifications, attributes or skills were not considered when he was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

17 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years  ended January 31, 2019 And January 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Yun Cai, President, Secretary and Treasurer	For the period from Inception (February 17, 2017) to January 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	February 1, 2018 to January 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of January 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Yun Cai	2,500,000 shares of common stock (direct)	71.87%

The percent of class is based on 3,478,334 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 9, 2018 the Company issued a total of 2,500,000 shares of common stock to Mr. Yun Cai for cash at $0.001 per share for a total of $2,500.

Mr. Cai has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Mr. Cai was $9,863 as of January 31, 2019. He is under no obligation to continue lending us money.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended January 31, 2019 and 2018, Fruci & Associates II, PLLC, served as our independent registered public accounting firm and provided us with certain audit and non-audit services. Fruci & Associates II, PLLC has served as our independent registered public accounting firm since 2018. The aggregate fees billed to us for professional accounting services by Fruci & Associates II, PLLC for the years ended January 31, 2019 and 2018 are respectively set forth in the table below.

	Year ended January 31, 2019	Period from inception (February 17, 2017) to January 31, 2018
Audit fees	$ 15,030	$ -
Audit related fees	$ -	$ -
Tax fees	$ 700	$ -
All other fees	$ -	$ -
Total:	$ 15,730	$ -

Audit fees

During fiscal year ended January 31, 2019, we incurred $15,730 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended January 31, 2018 and for the reviews of our financial statements for the quarters ended April 30, 2018, July 31, 2018 and October 31, 2018.

Tax fees

These are fees for all professional services performed by professional staff, except those services related to the audit of our financial statements.

19 | Page

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1 Consent Of Independent Registered Public Accounting Firm

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

TIBURON INTERNATIONAL TRADING CORP.
Dated: March 28, 2019	By: /s/ Yun Cai
Yun Cai, President and Chief Executive Officer and Chief Financial Officer

20 | Page