Form 10-Q
period 2019-04-30
TIBURON INTERNATIONAL TRADING CORP.
filed 2019-05-28
CIK 1714379

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 27, 2019
Common Stock, $0.001	3,478,334

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

TIBURON INTERNATIONAL TRADING CORP. BALANCE SHEETS
	APRIL 30, 2019 UNAUDITED	JANUARY 31, 2019 AUDITED
ASSETS
Current Assets
Cash	$ 16,363	$ 23,281
Total current assets	16,363	23,281
Property and equipment, net	850	950
Total Assets	$ 17,213	$ 24,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,863	$ 9,863
Accounts payable	-	2,750
Total current liabilities	9,863	12,613
Total Liabilities	9,863	12,613

Commitments & Contingencies	0	0

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,478,334 shares issued and outstanding	3,478	3,478
Additional Paid-In-Capital	26,372	26,372
Accumulated deficit	(22,500)	(18,232)
Total Stockholders’ Equity	7,350	11,618

Total Liabilities and Stockholders’ Equity	$ 17,213	$ 24,231

The accompanying notes are an integral part of these financial statements.

3 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended April 30, 2019	Three months ended April 30, 2018
Operating expenses:
General and administrative expenses	4,268	7,547
Net income (loss) from operations	(4,268)	(7,547)
Income (Loss) before provision for income taxes	(4,268)	(7,547)

Provision for income taxes	-	-

Net income (loss)	$ (4,268)	$ (7,547)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,478,334	2,500,000

The accompanying notes are an integral part of these financial statements.

4 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION) TO APRIL 30, 2019
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of January 31, 2018	2,500,000	$ 2,500		$ (1,083)	$ 1,417
Net loss for the three months ended April 30, 2018	-	-	-	(7,547)	(7,547)
Balances as of April 30, 2018	2,500,000	2,500	-	(8,630)	(8,630)
Shares issued at $0.01	100,000	100	900	-	1,000
Shares issued at $0.03	878,334	878	25,472	-	26,350
Net loss for the nine months ended January 31, 2019				(9,602)	(9,602)
Balances as of January 31, 2019	3,478,334	$ 3,478	$ 26,372	$ (18,232)	11,618
Net loss for the three months ended April 30, 2019	-	-	-	(4,268)	(4,268)
Balances as of April 30, 2019	3,478,334	$ 3,478	$ 26,372	$ (22,500)	$ 7,350

5 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF CASH FLOWS UNAUDITED
	Three months ended April 30, 2019	Three months ended April 30, 2018
Cash flows from Operating Activities
Net loss	$ (4,268)	$ (7,547)
Depreciation	100	-
Increase (Decrease) in Accounts payable	(2,750)	1,500
Net cash used in operating activities	(6,918)	(6,047)

Cash flows from Financing Activities
Proceeds of loan from shareholder	-	2,300
Net cash provided by financing activities	-	2,300
Net increase (decrease) in cash and equivalents	(6,918)	(3,747)
Cash and equivalents at beginning of the period	23,281	4,470
Cash and equivalents at end of the period	$ 16,363	$ 723
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

TIBURON INTERNATIONAL TRADING CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019 AND APRIL 30, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 17, 2017) to April 30, 2019 of $22,500. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending  January 31, 2020. These unaudited  financial statements should be read in conjunction with the audited financial statements and related notes for the year ended January 31, 2019.

7 | Page

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the three month period ended April 30, 2019 was $100 compared to none for three month period ended April 30, 2018.

New Accounting Pronouncements

The Company is deferring adoption of ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”) as an emerging growth company.  ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”) provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company is deferring recognition as an emerging growth company till February 1, 2020. Adoption on this standard will not have a material impact on the Company's financial statements, business process, controls and systems.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2019 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of April 30, 2019, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

8 | Page

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

As of April 30, 2019, the Company had 3,478,334 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through April 30, 2019, the Company’s sole officer and director loaned the Company $9,863 to pay for incorporation costs and operating expenses, $8,960 of this loan were cash  deposits to the Company’s bank account. As of April 30, 2019, the amount outstanding was $9,863. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2019 to May 27, 2019, the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

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

RESULTS OF OPERATION

As of April 30, 2019, we had deficit of $22,500. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended April 30, 2019 compared to the Three Month Period Ended April 30, 2018

Operating Expenses

During the three month period ended April 30, 2019, we incurred total expenses and professional fees of $4,268 compared to $7,547 for the three month period ended April 30, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended April 30, 2019 was $4,268 compared to $7,547 for the three month period ended April 30, 2018.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2019 our total assets were $17,213 compared to $24,231 in total assets at January 31, 2019. As at April 30, 2019, total assets comprised of $16,363 in cash and $850 in net fixed assets. As at April 30, 2019, our current liabilities were $9,863 compared to $12,613 as of January 31, 2019.

Stockholders’ equity was $7,350 as of April 30, 2019 compared  to $11,618 as of January 31, 2019.

Cash Flows from Operating Activities

For the three month period ended April 30, 2019, net cash flows used in operating activities was $6,918, consisting of net loss of $4,268, depreciation expense of $100 and decrease in accounts payable of $2,750.

For the three month period ended April 30, 2018, net cash flows used in operating activities was $6,047 consisting  of net loss of $7,547 and increase in accounts payable of $1,500.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three month period ended April 30, 2018 were $2,300, consisting of $2,300 from loans from shareholder compared to none for the three month period ended April 30, 2019.

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

11 | Page

GOING CONCERN

The independent auditors' report accompanying our January 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended April 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended April 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

12 | Page

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

TIBURON INTERNATIONAL TRADING CORP.
Dated: May 27, 2019	By: /s/ Yun Cai
Yun Cai, President and Chief Executive Officer and Chief Financial Officer

13 | Page