Form 10-Q
period 2019-10-31
TIBURON INTERNATIONAL TRADING CORP.
filed 2019-11-29
CIK 1714379

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

1 | Page

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 27, 2019
Common Stock, $0.001	3,478,334

2 | Page

3 | Page

PART I. FINANCIAL INFORMATION

TIBURON INTERNATIONAL TRADING CORP. BALANCE SHEETS
	OCTOBER 31, 2019 UNAUDITED	JANUARY 31, 2019 AUDITED
ASSETS
Current Assets
Cash	$ 2,652	$ 23,281
Total current assets	2,652	23,281
Property and equipment, net	650	950
Total Assets	$ 3,302	$ 24,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,863	$ 9,863
Accounts payable	4	2,750
Total current liabilities	9,867	12,613
Total Liabilities	9,867	12,613

Commitments & Contingencies	0	0

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,478,334 shares issued and outstanding	3,478	3,478
Additional Paid-In-Capital	26,372	26,372
Accumulated deficit	(36,415)	(18,232)
Total Stockholders’ Equity (Deficit)	(6,565)	11,618

Total Liabilities and Stockholders’ Equity	$ 3,302	$ 24,231

The accompanying notes are an integral part of these financial statements.

4 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended October 31, 2019	Three months ended October 31, 2018	Nine months ended October 31, 2019	Nine months ended October 31, 2018
Revenue	$ -	$ 2,000	$ 4,500	$ 5,500
Cost of revenue	-	1,200	2,700	3,300
Gross profit	-	800	1,800	2,200

Operating expenses:
General and administrative expenses	12,758	4,040	19,982	13,976
Net income (loss) from operations	(12,758)	(3,240)	(18,182)	(11,776)
Income (Loss) before provision for income taxes	(12,758)	(3,240)	(18,182)	(11,776)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (12,758)	$ (3,240)	$ (18,182)	$ (11,776)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,478,334	2,564,130	3,478,334	2,521,611

The accompanying notes are an integral part of these financial statements.

5 | Page

TIBURON INTERNATIONAL TRADING CORP. UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 31, 2018 TO OCTOBER 31, 2019
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of January 31, 2018	2,500,000	$ 2,500	0	$ (1,083)	$ 1,417
Net loss for the three months ended April 30, 2018	-	-	-	(7,547)	(7,547)
Balances as of April 30, 2018	2,500,000	2,500	-	(8,630)	(6,130)
Net loss for the three months ended July 31, 2018	-	-	-	(989)	(989)
Balances as of July 31, 2018	2,500,000	2,500	-	(9,619)	(7,119)
Shares issued at $0.01	100,000	100	900	-	1,000
Net loss for the three months ended October 31, 2018	-	-	-	(3,240)	(3,240)
Balances as of October 31, 2018	2,600,000	2,600	900	(12,859)	9,359
Shares issued at $0.03	878,334	878	25,472	-	26,350
Net loss for the three months ended January 31, 2019	-	-	-	(5,373)	(5,373)
Balances as of January 31, 2019	3,478,334	3,478	26,372	(18,232)	11,618
Net loss for the three months ended April 30, 2019	-	-	-	(4,268)	(4,268)
Balances as of April 30, 2019	3,478,334	3,478	26,372	(22,500)	7,350
Net loss for the three months ended July 31, 2019	-	-	-	(1,157)	(1,157)
Balances as of July 31, 2019	3,478,334	$ 3,478	$ 26,372	$ (23,657)	$ 6,193
Net loss for the three months ended October 31, 2019	-	-	-	(12,758)	(12,758)
Balances as of October 31, 2019	3,478,334	$ 3,478	$ 26,372	$ (36,415)	$ (6,565)

6 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF CASH FLOWS UNAUDITED
	Nine months ended October 31, 2019	Nine months ended October 31, 2018
Cash flows from Operating Activities
Net loss	$ (18,182)	$ (11,776)
Depreciation	300	150
Increase (Decrease) in Accounts payable	(2,747)	-
Increase in Deferred Revenue	-	2,000
Net cash used in operating activities	(20,629)	(9,626)

Cash flows from Investing Activities
Purchase of property and equipment	-	(1,200)
Net cash used in investing activities	-	(1,200)

Cash flows from Financing Activities
Proceeds of loan from shareholder		6,800
Proceeds from issuance of common stock		1,000
Net cash provided by financing activities	-	7,800
Net increase (decrease) in cash and equivalents	(20,629)	(3,026)
Cash and equivalents at beginning of the period	23,281	4,470
Cash and equivalents at end of the period	$ 2,652	$ 1,444
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

TIBURON INTERNATIONAL TRADING CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2019 AND OCTOBER 31, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 17, 2017) to October 31, 2019 of $36,415. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

8 | Page

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the nine month period ended October 31, 2019 was $100 compared to $50 for nine month period ended October 31, 2018.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of October 31, 2019, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

9 | Page

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

As of October 31, 2019, the Company had 3,478,334 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through October 31, 2019, the Company’s sole officer and director loaned the Company $9,863 to pay for incorporation costs and operating expenses, $8,960 of this loan were cash  deposits to the Company’s bank account. As of October 31, 2019, the amount outstanding was $9,863. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2019 to November 27, 2019, the date the financial statements were issued and has determined that there are no items to disclose.

10 | Page

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

RESULTS OF OPERATION

As of October 31, 2019, we had deficit of $36,415. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2019 compared to the Three Month Period Ended October 31, 2018

Operating Expenses

During the three month period ended October 31, 2019, we incurred total expenses and professional fees of $12,758 compared to $4,040 for the three month period ended October 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended October 31, 2019 was $12,758 compared to $3,240 for the three month period ended October 31, 2018.

11 | Page

Nine Month Period Ended October 31, 2019 compared to the Nine Month Period Ended October 31, 2018

Operating Expenses

During the nine month period ended October 31, 2019, we incurred total expenses and professional fees of $19,982 compared to $13,976 for the nine month period ended October 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month period ended October 31, 2019 was $18,182 compared to $11,776 for the nine month period ended October 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2019 our total assets were $3,302 compared to $24,231 in total assets at January 31, 2019. As at October 31, 2019, total assets comprised of $2,652 in cash and $650 in net fixed assets. As at October 31, 2019, our current liabilities were $9,863 compared to $12,613 as of January 31, 2019.

Stockholders’ deficit was $6,565 as of October 31, 2019 compared to stockholders’ equity of $11,618 as of January 31, 2019.

Cash Flows from Operating Activities

For the nine month period ended October 31, 2019, net cash flows used in operating activities was $20,629, consisting of net loss of $18,182, depreciation expense of $300 and decrease in accounts payable of $2,747.

For the nine month period ended October 31, 2018, net cash flows used in operating activities was $9,626 consisting of net loss of $11,776, depreciation expense of $150 and increase in deferred revenue of $2,000.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2018, net cash flows used in investing activities was $1,200, compared to none for the nine month period ended October 31, 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended October 31, 2018 were $7,800, consisting of $6,800 from loans from shareholder and $1,000 from proceeds from issuance of common stock compared to none for the nine month period ended October 31, 2019.

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

12 | Page

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

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended October 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended October 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

14 | Page

ITEM 5. OTHER INFORMATION

None.

15 | Page

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

TIBURON INTERNATIONAL TRADING CORP.
Dated: November 27, 2019	By: /s/ Yun Cai
Yun Cai, President and Chief Executive Officer and Chief Financial Officer

16 | Page