Form 10-K
period 2020-01-31
TIBURON INTERNATIONAL TRADING CORP.
filed 2020-03-19
CIK 1714379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended JANUARY 31, 2020

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

As of March 19, 2020, the registrant had 3,478,334 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 19, 2020.

2 | Page

3 | Page

PART I

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of March 19, 2020, the 3,478,334 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

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

5 | Page

As of January 31, 2020, our accumulated deficit was $42,017. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended January 31, 2020 compared to the year ended January 31, 2019

Revenue

During the year ended January 31, 2020, the Company generated $4,500 in revenue compared to $10,250 for the year ended January 31, 2019. Total costs of the revenue were $2,700 for the year ended January 31, 2020 compared to $6,150 for the year ended January 31, 2019.

Operating Expenses

During the year ended January 31, 2020, we incurred total expenses and professional fees of $25,585 compared to $21,249 for the year ended January 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended January 31, 2020 was $23,785 compared to $17,149 for the year ended January 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2020 our current assets were $46 compared to $23,281 in current assets at January 31, 2019.  As at January 31, 2020 our total assets were $596 compared to $24,231 in total assets at January 31, 2019.  As at January 31, 2020, our current liabilities were $12,763 compared to $12,613 as of January 31, 2019.

Stockholders’ deficit was $12,167 as of January 31, 2020 compared to stockholders’ equity of $11,618 as of January 31, 2019.

Cash Flows from Operating Activities

For the year ended January 31, 2020, net cash flows used in operating activities was $26,135, consisting of net loss of $23,785, decrease in accounts payable of $2,750 and amortization expenses of $400.

For the year ended January 31, 2019, net cash flows used in operating activities was $14,149, consisting of net loss of $17,149, increase in accounts payable of $2,750 and amortization expenses of $250.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended January 31, 2020 was $-0- compare to $1,200 for the year ended January 31, 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2020 were $2,900 consisting of $2,900 from  loan from shareholder.

Cash flows provided by financing activities during the year ended January 31, 2019 were $34,160 consisting of $6,810 from loan from shareholder and $27,350 from proceed from issuance of common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tiburon International Trading Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tiburon International Trading Corp.  (“the Company”) as of January 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established an ongoing source of revenue sufficient to cover its operating costs. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2018. Spokane, Washington
March 19, 2020

8 | Page

TIBURON INTERNATIONAL TRADING CORP. BALANCE SHEETS AUDITED
	JANUARY 31, 2020	JANUARY 31, 2019
ASSETS
Current Assets
Cash	$ 46	$ 23,281
Total current assets	46	23,281
Property and equipment net	550	950
Total Assets	$ 596	24,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 12,763	$ 9,863
Accounts payable	-	2,750
Total current liabilities	12,763	12,613
Total Liabilities	12,763	12,613

Commitments & Contingencies	0	0

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,478,334 shares issued and outstanding as of January 31, 2020 and as of January 31, 2019	3,478	3,478
Additional Paid-In-Capital	26,372	26,372
Accumulated deficit	(42,017)	(18,232)
Total Stockholders’ Equity (Deficit)	(12,167)	11,618

Total Liabilities and Stockholders’ Equity (Deficit)	$ 596	$ 24,231

The accompanying notes are an integral part of these financial statements.

9 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF OPERATIONS AUDITED
	Year ended January 31, 2020	Year ended January 31, 2019
Revenue	$ 4,500	$ 10,250

Cost of goods sold	2,700	6,150
Gross Profit	1,800	4,100
Operating expenses:
Professional fees	13,800	19,480
General and administrative expenses	11,785	1,769
Net income (loss) from operations	(23,785)	(17,149)
Income (Loss) before provision for income taxes	(23,785)	(17,149)

Provision for income taxes	-	-

Net income (loss)	$ (23,785)	$ (17,149)

Income (loss) per common share: Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,478,334	2,596,296

The accompanying notes are an integral part of these financial statements.

10 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED JANUARY 31, 2020 AUDITED
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of January 31, 2018	2,500,000	$ 2,500		$ (1,083)	$ 1,417
Shares issued at $0.01	100,000	100	900	-	1,000
Shares issued at $0.03	878,334	878	25,472	-	26,350
Net income (loss) for the year	-	-	-	(17,149)	(17,149)
Balances as of January 31, 2019	3,478,334	3,478	26,372	(18,232)	11,618
Net income (loss) for the year	-	-	-	(23,785)	(23,785)
Balances as of January 31, 2020	3,478.334	$ 3,478	$ 26,372	$ (42,017)	$ (12,167)

The accompanying notes are an integral part of these financial statements.

11 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF CASH FLOWS AUDITED
	Year ended January 31, 2020	Year ended January 31, 2019
Cash flows from Operating Activities
Net loss	$ (23,785)	$ (17,149)
Depreciation	400	250
Increase (decrease) in accounts payable	(2,750)	2,750
Net cash used in operating activities	(26,135)	(14,149)
Cash flows from Investing Activities
Purchase of property and equipment	-	(1,200)
Net cash used in investing activities	-	(1,200)

Cash flows from Financing Activities
Proceeds of loan from shareholder	2,900	6,810
Proceeds from issuance of common stock	-	27,350
Net cash provided by financing activities	2,900	34,160
Net increase (decrease) in cash and equivalents	(23,235)	18,811
Cash and equivalents at beginning of the period	23,281	4,470
Cash and equivalents at end of the period	$ 46	$ 23,281
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

TIBURON INTERNATIONAL TRADING CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 31, 2020 AND FOR THE YEAR JANUARY 31, 2019

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2020 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 17, 2017) to January 31, 2020 of $42,017. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Property and Equipment Depreciation Policy

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the year ended January 31, 2020 was $400 compared to $250 for the year ended January 31, 2019.

New Accounting Pronouncements

The Company has evaluated upcoming pronouncements and noted no others with a material effect on financial information.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

13 | Page

Major customers

During years ended January 31, 2020 and January 31, 2019, the following customers represented more than 10% of the company’s sales:

Customer	Year ended January 31, 2020		Year ended January 31, 2019
	$	%	$	%
Customer A	4,500	100.00	2,500	24.39
Customer B	-	-	7,750	75.61

Total concentration	$4,500	100.00	10,250	100.00

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2020 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of January 31, 2020, the Company has not issued any stock-based payments to its employees.

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

14 | Page

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

As of January 31, 2019 and January 31, 2020, the Company had 3,478,334 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through January 31, 2020, the Company’s sole officer and director loaned the Company $12,763 to pay for incorporation costs and operating expenses, $11,860 of this loan were cash  deposits to the Company’s bank account. As of January 31, 2020, the amount outstanding was $12,763. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - INCOME TAXES

 The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended January 31, 2019 and 2020 the company’s effective tax rate is as follows:

	2020	2019
Tax benefit at U.S. statutory rate	$ 8,823	$ 3,828
Valuation allowance	(8,823)	(3,828)
	$ -	$ -

The Company has approximately $8,823 of net operating losses (“NOL”) carried forward to offset taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is a Nevada corporation and Nevada state does not require the filing of income taxes.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2020 to March 19, 2020, the date the financial statements were issued and has determined that there are no items to disclose.

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address	Age	Position(s)
Yun Cai	43	President, Secretary
Xinkaicun, group 5, Weizigouzhen, Jiutai		Chief Financial Officer,
Changchun, Jilin province, China 130519		Chief Executive Officer,
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

Mr. Cai owns 71.87% of the outstanding shares of our common stock. At the time of the appointment, Mr. Cai owned 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Cai was going to be our President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Chief Accounting

16 | Page

Officer and sole member of our board of directors. This decision did not in any manner relate to Mr. Cai’s previous employments. Mr. Cai’s and previous experience, qualifications, attributes or skills were not considered when he was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years  ended January 31, 2020 And January 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Yun Cai, President, Secretary and Treasurer	for the year ended January 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	February 1, 2019 to January 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of January 31, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

17 | Page

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

Mr. Cai has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Mr. Cai was $12,763 as of January 31, 2020. He is under no obligation to continue lending us money.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended January 31, 2020 and 2019, Fruci & Associates II, PLLC, served as our independent registered public accounting firm and provided us with certain audit and non-audit services. Fruci & Associates II, PLLC has served as our independent registered public accounting firm since 2018. The aggregate fees billed to us for professional accounting services by Fruci & Associates II, PLLC for the years ended January 31, 2020 and 2019 are respectively set forth in the table below.

	Year ended January 31, 2020	Year ended January 31, 2019
Audit fees	$ 13,050	$ 15,030
Audit related fees	$ -	$ -
All other fees	$ -	$ -
Total:	$ 13,050	$ 15,030

Audit fees

During fiscal year ended January 31, 2020, we incurred $13,050 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended January 31, 2020 and for the reviews of our financial statements for the quarters ended April 30, 2019, July 31, 2019 and October 31, 2019.

18 | Page

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

TIBURON INTERNATIONAL TRADING CORP.
Dated: March 19, 2020	By: /s/ Yun Cai
Yun Cai, President and Chief Executive Officer and Chief Financial Officer

19 | Page