Form 10-Q
period 2020-07-31
TIBURON INTERNATIONAL TRADING CORP.
filed 2020-08-27
CIK 1714379

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 26, 2020
Common Stock, $0.001	3,478,334

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

TIBURON INTERNATIONAL TRADING CORP. BALANCE SHEETS
	JULY 31, 2020 UNAUDITED	JANUARY 31, 2020 AUDITED
ASSETS
Current Assets
Cash	$ 89	$ 46
Total current assets	89	46
Property and equipment, net	350	550
Total Assets	$ 439	$ 596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 18,413	$ 12,763
Total current liabilities	18,413	12,763
Total Liabilities	18,413	12,763

Commitments & Contingencies	0	0

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,478,334 shares issued and outstanding	3,478	3,478
Additional Paid-In-Capital	26,372	26,372
Accumulated deficit	(47,824)	(42,017)
Total Stockholders’ Equity (Deficit)	(17,975)	(12,167)

Total Liabilities and Stockholders’ Equity	$ 439	$ 596

The accompanying notes are an integral part of these financial statements.

3 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended July 31, 2020	Six months ended July 31, 2020	Three months ended July 31, 2019	Six months ended July 31, 2019
Revenue	$ -	$ -	$ 4,500	$ 4,500
Cost of goods sold	-	-	2,700	2,700

Operating expenses:
General and administrative expenses	$ 2,160	$ 5,807	$ 2,957	$ 7,225
Net income (loss) from operations	(2,160)	(5,807)	(1,157)	(5,425)
Income (Loss) before provision for income taxes	(2,160)	(5,807)	(1,157)	(5,425)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (2,160)	$ (5,807)	$ (1,157)	$ (5,425)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,478,334	3,478,334	3,478,334	3,478,334

The accompanying notes are an integral part of these financial statements.

4 | Page

TIBURON INTERNATIONAL TRADING CORP. UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JULY 31, 2019 AND JULY 31, 2020
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of January 31, 2019	3,478,334	$ 3,478	$ 26,372	$ (18,232)	$ 11,618
Net loss for the three months ended April 30, 2019	-	-	-	(4,268)	(4,268)
Balances as of April 30, 2019	3,478,334	$ 3,478	$ 26,372	(22,500)	7,350
Net loss for the three months ended July 31, 2019	-	-	-	(1,157)	(1,157)
Balances as of July 31, 2019	3,478,334	$ 3,478	$ 26,372	$ (23,657)	$ 6,193

Balances as of January 31, 2020	3,478,334	$ 3,478	$ 26,372	$ (42,017)	$ (12,167)
Net loss for the three months ended April 30, 2020	-	-	-	(3,647)	(3,647)
Balances as of April 30, 2020	3,478,334	$ 3,478	$ 26,372	$ (45,664)	(15,814)
Net loss for the three months ended July 31, 2020	-	-	-	(2,160)	(2,160)
Balances as of July 31, 2020	3,478,334	$ 3,478	$ 26,372	$ (47,824)	$ (17,975)

The accompanying notes are an integral part of these financial statements.

5 | Page

TIBURON INTERNATIONAL TRADING CORP. STATEMENTS OF CASH FLOWS UNAUDITED
	Six months ended July 31, 2020	Six months ended July 31, 2019
Cash flows from Operating Activities
Net loss	$ (5,807)	$ (5,425)
Depreciation	200	200
Increase (Decrease) in Accounts payable	-	(2,750)
Net cash used in operating activities	(5,607)	(7,975)

Cash flows from Investing Activities	$ 0	$ 0
Net cash used in Investing activities	0	0

Cash flows from Financing Activities
Proceeds of loan from shareholder	5,650	-
Net cash provided by financing activities	5,650	-
Net increase (decrease) in cash and equivalents	43	(7,975)
Cash and equivalents at beginning of the period	46	23,281
Cash and equivalents at end of the period	$ 89	$ 15,306
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

TIBURON INTERNATIONAL TRADING CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2020 AND JULY 31, 2019

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2020 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 17, 2017) to July 31, 2020 of $47,824. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

7 | Page

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the six month periods ended July 31, 2020 and July 31, 2019 was $200.

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

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2020 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of July 31, 2020, the Company has not issued any stock-based payments to its employees.

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

As of July 31, 2020, the Company had 3,478,334 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through July 31, 2020, the Company’s sole officer and director loaned the Company $18,413 to pay for incorporation costs and operating expenses, $16,760 of this loan were cash  deposits to the Company’s bank account. As of July 31, 2020, the amount outstanding was $18,413. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2020 to August 26, 2020 the date the financial statements were issued and has determined that there are no items to disclose.

9| Page

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

RESULTS OF OPERATION

As of July 31, 2020, we had deficit of $47,824. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended July 31, 2020 compared to the Three Month Period Ended July 31, 2019

Revenue

During the three month period ended July 31, 2020, the Company did not generate any revenue compared to $4,500 during three month period ended July 31, 2019. The cost of revenue was $2,700.

Operating Expenses

During the three month period ended July 31, 2020, we incurred total expenses and professional fees of $2,160 compared to $2,957 for the three month period ended July 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended July 31, 2020 was $2,160 compared to $1,157 for the three month period ended July 31, 2019.

Six Month Period Ended July 31, 2020 compared to the Six Month Period Ended July 31, 2019

10| Page

Revenue

During the six month period ended July 31, 2020, the Company did not generate any revenue compared to $4,500 during six month period ended July 31, 2019. The cost of revenue was $2,700.

Operating Expenses

During the six month period ended July 31, 2020, we incurred total expenses and professional fees of $5,807 compared to $7,225 for the six month period ended July 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six month period ended July 31, 2020 was $5,807 compared to $5,425 for the six month period ended July 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2020 our total assets were $439 compared to $596 in total assets at January 31, 2020. As at July 31, 2020, total assets comprised of $89 in cash and $350 in net fixed assets. As at July 31, 2020, our current liabilities were $18,413 compared to $12,763 as of January 31, 2020.

Stockholders’ deficit was $17,975 as of July 31, 2020 compared  to  $12,167 as of January 31, 2020.

Cash Flows from Operating Activities

For the six-month period ended July 31, 2020, net cash flows used in operating activities was $5,607, consisting of net loss of $5,807 and depreciation expense of $200. For the six-month period ended July 31, 2019, net cash flows used in operating activities was $7,975 consisting  of net loss of $5,425, depreciation expense of $200 and decrease in accounts payable of $2,750.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended July 31, 2020 were $5,650, consisting entirely of loan from shareholder compared to none for the six-month period ended July 31, 2019.

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

11| Page

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

12| Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended July 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended July 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

13| Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32. Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 20021

101.INS  XBRL Instance Document

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

TIBURON INTERNATIONAL TRADING CORP.
Dated: August 26, 2020	By: /s/ Yun Cai
Yun Cai, President and Chief Executive Officer and Chief Financial Officer

14 | Page