Form 10-Q
period 2020-10-31
FACT, Inc.
filed 2020-12-23
CIK 1714379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to__________

Commission File Number: 333-223568

FACT, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-1350973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Toronto Street, Suite 231 Toronto, Ontario M5C 2B5

(Address of principal executive offices) (Zip Code)

(437) 703-2482

(Registrant’s telephone number, including area code)

Tiburon International Trading, Corp.

Xinkaicun, group 5, Weizigouzhen, Jiutai

Changchun, Jilin province, China 130519

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 69,566,580 shares of common stock, $0.001 par value, as of December 15, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as defined under United States federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to market, commercialize and achieve broader market acceptance for our products;

●	our ability to successfully complete the development of and commercialization of our products; and

●	the estimates regarding the sufficiency of our cash resources, our ability to obtain additional capital or our ability to maintain or grow sources of revenue.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should also refer to the section of our Annual report on Form 10-K entitled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us, or any other person, that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “FACT,” “Company,” “we,” “us,” and “our” in this document refer to Fact, Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	October 31, 2020	January 31, 2020
Assets
Current Assets
Cash	$29	$46
Total Current Assets	$29	$46

Property and equipment, net	$0	$550

Total Assets	$29	$596

Liabilities and Stockholders’ Equity
Current Liabilities
Loan from related parties	$0	$12,763
Total current liabilities	$0	$12,763

Total Liabilities	$0	$12,763

Commitments & Contingencies	$0	$0

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 69,566,580 shares issued and outstanding	$69,567	$69,567
Additional Paid-In-Capital	$(19,054)	$(39,717)
Accumulated Deficit	$(50,484)	$(42,017)

Total Stockholders’ Equity (Deficit)	$29	$(12,167)

Total Liabilities and Stockholders’ Equity	$29	$596

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the nine months
	ending October 31,		ending October 31,
	2020	2019	2020	2019
Revenue
Total Revenues	$-	$-	$-	$4,500

Cost of goods sold
Cost of goods sold	$-	$-	$-	$2,700
Gross Profit
Gross Profit		$-		$1,800

Operating Expenses
General and administrative expenses	$2,660	$12,758	$8,467	$18,182

Net income (loss) from operations	$(2,660)	$(12,758)	$(8,467)	$(18,182)
Income (loss) before provision for income taxes	$(2,660)	$(12,758)	$(8,467)	$(18,182)

Net income (loss)	$(2,660)	$(12,758)	$(8,467)	$(18,182)

Income (loss) per common share Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	69,566,680	69,566,680	69,566,680	69,566,680

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit Accumulated	Total

Balance as of January 31, 2019	69,566,680	$69,567	$(39,717)	$(18,232)	$11,618
Net loss for the six months ended July 31, 2019	-	$-	-	$(5,425)	$(5.425)

Balance as of July 31, 2019	69,566,680	$69,567	$(39,717)	$(23,657)	$6,193
Net loss for the three months ended October 31, 2019	-	-	-	$(12,758)	$(12,758)

Balance as of October 31, 2019	69,566,680	$69,567	$(39,717)	$(36,415)	$(6,565)

Balance as of January 31, 2020	69,566,680	$69,567	$(39,717)	$(42,017)	$(12,167)
Net loss for the six months ended July 31, 2020				$(5,807)	$(5,807)

Balance as of July 31, 2020	69,566,680	$69,567	$(39,717)	$(47,824)	$(17,974)

Forgiveness of related party loans			20,663		20,663
Net loss for the three months ended October 31, 2020	-	-		$(2,660)	$(2,660)

Balances as of October 31, 2020	69,566,680	$69,567	$(19,054)	$(50,484)	$29

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended October 31
	2020	2019
Cash flows from Operating Activities
Net Loss	$(8,467)	$(18,182)
Depreciation	$300	$300
Increase (Decrease) in Accounts Payable	$-	$(2,747)
Loss in Property	250
Net cash used in operating activities	$(7,917)	$(20,629)

Cash flows Investing Activities	$0
Net cash used in investing	$0

Cash flows from Financing Activities
Proceeds of loan from shareholder	$7,900	-
Net cash provided by financing activities	$7,900
Net increase (decrease) in cash and equivalents	$(17)	$(20,629)
Cash and equivalents at beginning of the period	$46	$23,281
Cash and equivalents at end of the period	$29	$2,652
Supplemental cash flow information:
Cash paid for:
Interest
Taxes	$-

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

NOTES TO CONDENSEDFINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF THE COMPANY

Tiburon International Trading, Corp. (“Tiburon” or the “Company” as the context may require) was established under the laws of the State of Nevada on February 17, 2017. Tiburon was established as a development stage company focusing its business on the distribution of air infiltration valves manufactured in China to markets in Europe and in the Commonwealth of Independent States (CIS). On October 5, 2020, Kryptos Art Technologies, Inc, (“Kryptos”), an Ontario corporation purchased 2,500,000 shares of Tiburon from Yun Cai, who was the Chief Executive Officer, President, Chief Financial Officer and Sole Director of Tiburon. As a result of this sale, Kryptos became the majority shareholder of Tiburon. The shares owned by Kryptos represent approximately 71.87% of Tiburon’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos is controlled by Brian McWilliams.

Mr. McWilliams was appointed the Company’s Chief Executive Officer on October 5, 2020. On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of the Company executed a shareholder consent to effect a name change of the Tiburon to Fact, Inc. Under Mr. McWilliams’ management, the Company is winding down operations of the historic Tiburon business, which has largely been curtailed by prior management because of COVID-19 and lack of capital necessary for expansion of the website and product offerings. Kryptos had been working on a technology designed to detect and eliminate fraud in the art world. Kryptos has assigned all of its technological know-how in this area to the Company which we will pursue as our primary business operations. In connection therewith, the Company has entered into and is negotiating a series of development and consulting agreements with software and hardware developers to complete the development of our products. The Company expects to enter into a license agreement to utilize fraud detection technology in the art area. The Company expects to enter into such license agreement with an award winning forensic ballistic technology company that revolutionized the Criminal Justice system’s approach to ballistics.

On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of Tiburon, executed a shareholder consent to effect a name change of Tiburon to Fact, Inc. FACT is a leading innovator of bringing forensic technology to the art world. FACT stands for Forensic Asset Certification Technology. Using white light interferometry, FACT takes a non-destructive 3D digital fingerprint of the art using over 100,000 unique images. These scans, measured at two (2) microns, equal to 1/50th of a human hair, are unable to be reproduced or forged. Scans are compared to one another by a computer algorithm to verify the paintings authenticity.

All data is stored securely on the block-chain for real time collection management. We are currently developing a front-end user interface as well as modifying existing ballistics firmware for a comprehensive verification, tracking and reporting system. A workable prototype (the “Prototype”) is expected to be ready during the Company’s first fiscal quarter of 2021.

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. We are hopeful the Company will commence its marketing efforts in the Company’s first fiscal quarter of 2021, with the hope that the product may launch in the Company’s second fiscal quarter of 2021.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 17, 2017) to October 31, 2020 of $50,484. The forgiveness of a related party loan of $20,663 resulted in an increase in additional paid in capital. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management, significant shareholders and other sources sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

BASIS OF PRESENTATION

The Company’s interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending January 31, 2021. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended January 31, 2020. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2020 and notes thereto included in the Company’s Form 10-K filed with the SEC on March 19, 2020.

PROPERTY AND EQUIPMENT DEPRECIATION POLICY

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the nine month periods ended October 31, 2020 and October 31, 2019 was $300 and $300 respectively. The Property was written off as of October 31, 2020.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of FACT is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has no material items to report at this time.

REVENUE RECOGNITION

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2020, the Company’s bank deposits did not exceed the insured amounts.

STOCK-BASED COMPENSATION

As of October 31, 2020, the Company has not issued any stock-based payments to its employees.

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

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact on our operations and financial position is highly uncertain.

Management continues to closely monitor and evaluate the impact of the COVID-19 pandemic on the Company’s operations and will take, the necessary actions to right-size the business in this environment, which is evolving daily. Some potential actions include, but are not limited to, modified work schedules as well as appropriate adjustments to the operating expenditures and capital spending plans.

The Company is not able to predict the ultimate impact that COVID -19 will have on its new business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4 – CAPITAL STOCK

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of October 31, 2020, the Company had 69,566,680 shares issued and outstanding.

On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of the Company executed a shareholder consent to effect a 20-1 forward stock split of the Company’s shares and to effect a name change of the Company to Fact, Inc. The financial statements above have been adjusted to reflect this split.

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

Since February 17, 2017 (Inception) through July 31, 2020, the Company’s sole officer and director loaned the Company $18,413 to pay for incorporation costs and operating expenses, $16,760 of this loan were cash deposits to the Company’s bank account. As of July 31, 2020, the amount outstanding was $18,413. The loan is non-interest bearing, due upon demand and unsecured. As part of the transaction between Yun Cai the former CEO and Kryptos Art Technologies, Inc. (“Kryptos”), Mr. Cai paid for the auditor’s review fees by depositing money into the bank account of the Company and forgiving the amount owed.

NOTE 6– LITIGATION

The Company is not a party to any other pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 7 –Change of Control

On October 5, 2020, Kryptos Art Technologies, Inc, (“Kryptos”), an Ontario corporation purchased 2,500,000 shares of Tiburon International Trading Corp. (the “Company”) from Yun Cai, who was the Company’s Chief Executive Officer, President, Chief Financial Officer and Director of the Company. As a result of this sale, Kryptos became the majority shareholder of the Company. The shares owned by Kryptos represent approximately 71.87% of the Company’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos is controlled by Brian McWilliams.

On October 5, 2020, Yun Cai resigned as the Company’s CEO, President, CFO, Sole Director and Secretary. Mr. Brian McWilliams was appointed the Chief Executive Officer, President, Secretary and Sole Director of the Company. Currently, Mr. McWilliams will receive no compensation for serving in such roles.

NOTE 8 – SUBSEQUENT EVENTS

OASIS DEAL

On November 20, 2020, Fact, Inc. a Nevada Corporation (the “Company”) and Oasis Capital, LLC (“Oasis”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell and Oasis agreed to purchase $730,000 principal amount of convertible promissory notes (the “Note”) for a purchase price of $610,000 which includes a 20% original issue discount and $10,000 of expenses. On November 20, 2020, Oasis has funded $250,000 (the “First Tranche”) as of November 19, 2020 and the Company has in turn agreed to issue to Oasis a note in the principal amount of $310,000. Under the Purchase agreement, the Company will sell Oasis an additional promissory note in the principal amount of $420,000 and issue an additional note for a purchase price of $350,000 (the “Second Tranche”) upon the Company’s filing of a registration statement with the Securities and Exchange Commission (the “SEC”), pursuant to the registration rights agreement (the “Registration Rights Agreement”) entered into by and between the Company. The maturity date for each of the First Tranche and the Second Tranche is six (6) months from the date on which Oasis funds the respective portion of the Note. The interest rate of the Note is 10% annum. The Note is convertible into shares of the Company’s common stock, par value $.001 (the “Common Stock”) at the option of the holder.

In addition, in connection with the Purchase Agreement, the Company issued to Oasis 100,000 shares of Common Stock and a five year warrant (the “Warrant”) to purchase up to 250,000 shares of Common Stock at a price equal to $1.10 per share.

On November 20, 2020, the Company and Oasis entered into an Equity Purchase Agreement (the “EPA”), whereby Oasis has committed to purchase $10,000,000 worth of Common Stock, as requested by the Company (the “Equity Line”). The Company’s ability to draw upon the Equity Line is subject to the effectiveness of a registration statement with the SEC and certain other contingencies. The Company entered into the Registration Rights Agreement with Oasis pursuant to the EPA.

In connection with the EPA, the Company issued to Oasis an aggregate amount of 250,000 shares of Common Stock, of which 100,000 shares will be restricted until Oasis funds at least $1,000,000 under the Equity Line. Purchases made under the EPA will be made at a 15% discount under market.

The issuances were made pursuant to the exemption afforded under Section 4(a)(2) of the Securities Act of 1933 as amended.

CURRENCY WORKS

We have entered into an agreement with CurrencyWorks USA, Inc. to oversee development of the front-end platform of our system. The total cost of development is $200,000 to be paid over a period of six (6) months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

A complete discussion of these uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended January 31, 2020, as filed with the Securities and Exchange Commission on March 19, 2020.

Introduction

Tiburon International Trading, Corp (“Tiburon”) was established under the laws of the State of Nevada on February 17, 2017. Tiburon was established as a development stage company focusing its business on the distribution of air infiltration valves manufactured in China to markets in Europe and in the Commonwealth of Independent States (CIS). On October 5, 2020, Kryptos Art Technologies, Inc, (“Kryptos”), an Ontario corporation purchased 2,500,000 shares of Tiburon from Yun Cai, who was the Chief Executive Officer, President, Chief Financial Officer and Director of Tiburon. As a result of this sale, Kryptos became the majority shareholder of the Tiburon. The shares owned by Kryptos represent approximately 71.87% of Tiburon’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos is controlled by Brian McWilliams.

Mr. McWilliams was appointed Tiburon’s Chief Executive Officer on October 5, 2020. On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of the Company executed a shareholder consent to effect a name change of the Tiburon to Fact, Inc. Under Mr. McWilliams management, the Company is winding down operations of the historic Tiburon business, which has largely been curtailed by prior management because of COVID-19 and lack of capital necessary for expansion of the website and product offerings.

Kryptos had been working on a technology designed to detect and eliminate fraud in the art world. Kryptos has assigned all of its technological know-how in this area to the Company which we will pursue as our primary business operations. In connection therewith, the Company has entered into and is negotiating a series of development and consulting agreements with software and hardware developers to complete the development of our products The Company expects to enter into a license agreement to utilize fraud detection technology in the art area. The Company expects to enter into such license agreement with an award winning forensic ballistic technology company that revolutionized the Criminal Justice system’s approach to ballistics.

On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of Tiburon, executed a shareholder consent to effect a name change of Tiburon to Fact, Inc. FACT is a leading innovator of bringing forensic technology to the art world. Using white light interferometry, FACT takes a non-destructive unique digital fingerprint of the art using over 10,000 unique scans. These scans, measured at two (2) microns, 1/50th of a human hair, are unable to be reproduced or forged. Scans are compared to one another by a computer algorithm to verify the paintings authenticity.

All data is stored securely on the block-chain for real time collection management. We are currently developing a front-end user interface as well as modifying existing ballistics firmware for a comprehensive verification, tracking and reporting system. A workable prototype (the “Prototype”) is expected to be ready during the Company’s first fiscal quarter of 2021.

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. We are hopeful the Company will commence its marketing efforts in the Company’s first fiscal quarter of 2021, with the hope that the product may launch in the Company’s second fiscal quarter of 2021.

The following is a discussion of our financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with our financial statements contained in this Form 10-Q.

OVERVIEW

The Company’s sales from continuing operations for the nine months ended October 31, 2020 and 2019 were $0 and $0, respectively.

The loss from continuing operations for the nine months ended October 31, 2020 was $8,467, a decrease of $9,715 compared with the loss in the nine months ended October 31, 2019 of $18,182. Basic loss per share from continuing operations for both the nine months ended October 31, 2020 and the nine months ended October 31, 2019 2019 was ($0).

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2020, the Company had a working capital deficit of $2,660 and an accumulated deficit of $0. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following tables set forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine months ended October 31		Variation
	2020	2019	$	%
Revenue	$-	$4,500	$(4,500)	(100)
Cost of Goods sold	-	2,700	(2,700)	(100)
Gross Profit	-	1,800	(1,800)	(100)
Operating Expenses	8,467	19,982	(11,515)	(59.4)
Income (loss) from operations	(8,467)	(18,182)	10,065	57.6
Net loss from continuing operations	(8,467)	(18,182)	10,065	55.3
Net Loss per common Share	$(0.00)	$(0.00)	$0	0

	Three months ended October 31		Variation
	2020	2019	$	%
Revenue	$-	$-	$0	0
Cost of Goods sold	-	-	0	0
Gross Profit	-	-	0	0
Operating Expenses	2,660	12,758	(10,098)	(79.2)
Income (loss) from operations	(2,660)	(12,758)	10,098	79.2
Net loss from continuing operations	(2,660)	(12,758)	10,098	79.2
Net Loss per common Share	$(0.00)	$(0.00)	$0	79.2

Revenues

During the nine months ended October 31, 2020, the Company did not generate any revenue compared to $4,500 during nine months ended October 31, 2019. The cost of revenue was $2,700. A workable Prototype is expected to be ready during Company’s first fiscal quarter of 2021, with rollout starting early in the Company’s second fiscal quarter of 2021. Revenue are expected to be generated from several key channels as outlined below.

FACT will be marketed to five (5) main channels with a variety of ancillary packages:

(1)	Financial Markets – Art Insurance & Art Secured Lending
(2)	Sales Markets – Auction Houses, Art Dealers, & Gallery Sales
(3)	Logistics Markets – Shipping/Transport Companies, Storage facilities, & Ancillary Services
(4)	Collectors Market – Private Museums, Institutions & Collectors
(5)	Individual Market – Scans at an select FACT location

FACT is hopeful that it will also have an ancillary channel: Leasing of FACT device and software to clients who want unlimited on demand scans which can be added on any of the above subscription packages.

Each channel will be priced in a different capacity to reflect the service provided to such channel. Revenues are expected from the following areas:

Individual scans - Scans for individuals who want one or two time FACT Scans.

Salesman Package - These are scans that would be purchased by Auction houses, dealers, and gallery owners to verify that the painting is authentic as well as verification in the shipping/logistics process.

Financial package - Art Insurers and Art Secured Lenders would use FACT to ensure that the painting they are inuring/lending against is not a forgery. In addition, if the painting is held as collateral, the owner can make sure that the painting returned is authenticated.

Logistics package - Warehouse and Shipping experts who specialize in art would use the FACT system to verify the painting that left point A is the same that arrived at point B. In addition, FACT’s GPS system provides real time location tracking.

Collectors package - Private museums, Foundations, & Institution Collectors would use the FACT system to authenticate a piece of art that for example was loaned to a museum for an exhibit.

Cost of Goods Sold

For the nine months ended October 31, 2020 and 2019, the Company recognized a total of $0 and $2,700, respectively, of cost of goods sold. For the nine months ended October 31, 2020 and 2019, cost of goods sold were 0% and 60% of net revenues, respectively. For the three months ended October 31, 2020 and 2019, the Company recognized a total of $0 and $2,700, respectively, of cost of goods sold. For the three months ended October 31, 2020 and 2019, cost of goods sold were 0% and 0% of net revenues, respectively.

Operating expenses

Total expenses and professional fees incurred for the nine months ended October 31, 2020 and 2019 was $8,467 and $18,182 respectively, representing a 53% decrease. Total expenses and professional fees incurred for the three months ended October 31, 2020 and 2019 was $2,660 and $12,758, respectively, representing a 79% decrease.

General and Administrative – General and administrative expenses for the nine months ended October 31, 2020 and 2019 totaled $8,467 and $18,182, respectively, representing a 53% decrease. General and administrative expenses for the three months ended October 31, 2020 and 2019 totaled $2,660 and $12,758, respectively, representing a 79% decrease. The decreases are primarily attributed to a reduction in operations due to the winding down of operations in the old line of business.

Net loss from operations

The Company realized a net loss from continuing operations of $8,467 for the nine months ended October 31, 2020, compared to a net loss of $18,182 for the nine months ended October 31, 2019, an increase of $9,715. The Company realized a net loss from continuing operations of $2,660 for the three months ended October 31, 2020, compared to a net loss of $12,758  for the three months ended October 31, 2019, an increase of $10,098.

Liquidity and capital resources

Initially, we anticipate the Company will be funded from investors, through the sale of debt or equity securities.

On November 20, 2020, Fact, Inc. the Company and Oasis Capital, LLC (“Oasis”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell and Oasis agreed to purchase $730,000 principal amount of convertible promissory notes (the “Note”) for a purchase price of $610,000 which includes a 20% original issue discount and $10,000 of expenses. On November 20, 2020, Oasis funded $250,000 (the “First Tranche”) as of November 19, 2020 and the Company has in turn agreed to issue to Oasis a note in the principal amount of $310,000. Under the Purchase agreement, the Company will sell Oasis an additional promissory note in the principal amount of $420,000 and issue an additional note for a purchase price of $350,000 (the “Second Tranche”) upon the Company’s filing of a registration statement with the Securities and Exchange Commission (the “SEC”), pursuant to the registration rights agreement (the “Registration Rights Agreement”) entered into by and between the Company. The maturity date for each of the First Tranche and the Second Tranche is six (6) months from the date on which Oasis funds the respective portion of the Note. The interest rate of the Note is 10% annum. The Note is convertible into shares of the Company’s common stock, par value $.001 (the “Common Stock”) at the option of the holder.

In addition, in connection with the Purchase Agreement, the Company issued to Oasis 100,000 shares of Common Stock and a five year warrant (the “Warrant”) to purchase up to 250,000 shares of Common Stock at a price equal to $1.10 per share.

On November 20, 2020, the Company and Oasis entered into an Equity Purchase Agreement (the “EPA”), whereby Oasis has committed to purchase $10,000,000 worth of Common Stock, as requested by the Company (the “Equity Line”). The Company’s ability to draw upon the Equity Line is subject to the effectiveness of a registration statement with the SEC and certain other contingencies. The Company entered into the Registration Rights Agreement with Oasis pursuant to the EPA.

In connection with the EPA, the Company issued to Oasis an aggregate amount of 250,000 shares of Common Stock, of which 100,000 shares will be restricted until Oasis funds at least $1,000,000 under the Equity Line. Purchases made under the EPA will be made at a 15% discount under market

We may raise additional funds through the sale of debt and/or equity in the future.

We anticipate that material expenditures in the next six (6) months will include development costs for the software and the firmware as well purchases of the hardware. The Company estimates that development of the Prototype should cost approximately $500,000 to $700,000 in upfront software and firmware development costs. The Company also anticipates it will require several pieces of hardware, including, but not limited to, an interferometer, scanning arms, vans, computers, monitors, and other related items. The Company anticipates costs of approximately $2,000,000 with associated hard assets. We have entered into an agreement with CurrencyWorks USA, Inc. to oversee development of the front-end platform of our system. The total cost of development is $200,000 to be paid over a period of six (6) months. Finally, we have contracted Business Interest Group (BIG) to assist us in overseeing and managing the development of the block-chain and/or cryptocurrency platform for $37,500 per month for 13 months.

While we are hopeful that the initial capital expenditures will be covered by investor funds (see the description of the Oasis EPA above for detailed explanation), ongoing cash flows from operations will fund future expenditures. We anticipate that future expenditures post product launch in the Company’s second fiscal quarter of 2021 will include normal expenses from operations, including, but not limited to, salaries, R&D, PP&E purchases, and marketing expenses. We anticipate there will be ongoing research and software development as the Company expands into future lines of business such as other collectibles.

Cash flows from operations are expected to commence at the beginning of the Company’s second fiscal quarter of 2021, slowly increasing at a slight percentage until the end of the Company’s 2021 fiscal year. The Company expects its operations to result in negative net cash flow throughout the Company’s fiscal 2021. Towards the end of fiscal 2021, the Company expects to increase net cash flow due to an anticipated increase in the Company’s expected revenue and a decrease in its expected R&D expenditures for the Company’s fourth fiscal quarter of 2021, as compared to the Company’s expected revenue and R&D expenditures, respectively, for the Company’s first fiscal quarter of 2021. There can be no assurances that the Company will achieve any revenues in fiscal 2021.

Inflation

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of October 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of October 31, 2020, our internal control over financial reporting was not effective  as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, and our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

During 2019, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on March 19, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended October 31, 2020), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2020, the Company and Oasis Capital, LLC (“Oasis”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell and Oasis agreed to purchase $730,000 principal amount of convertible promissory notes (the “Note”) for a purchase price of $610,000 which includes a 20% original issue discount and $10,000 of expenses. On November 20, 2020, Oasis has funded $250,000 (the “First Tranche”) as of November 19, 2020 and the Company has in turn agreed to issue to Oasis a note in the principal amount of $310,000. Under the Purchase agreement, the Company will sell Oasis an additional promissory note in the principal amount of $420,000 and issue an additional note for a purchase price of $350,000 (the “Second Tranche”) upon the Company’s filing of a registration statement with the Securities and Exchange Commission (the “SEC”), pursuant to the registration rights agreement (the “Registration Rights Agreement”) entered into by and between the Company. The maturity date for each of the First Tranche and the Second Tranche is six (6) months from the date on which Oasis funds the respective portion of the Note. The interest rate of the Note is 10% annum. The Note is convertible into shares of the Company’s common stock, par value $.001 (the “Common Stock”) at the option of the holder.

In addition, in connection with the Purchase Agreement, the Company issued to Oasis 100,000 shares of Common Stock and a five year warrant (the “Warrant”) to purchase up to 250,000 shares of Common Stock at a price equal to $1.10 per share.

On November 20, 2020, the Company and Oasis entered into an Equity Purchase Agreement (the “EPA”), whereby Oasis has committed to purchase $10,000,000 worth of Common Stock, as requested by the Company (the “Equity Line”). The Company’s ability to draw upon the Equity Line is subject to the effectiveness of a registration statement with the SEC and certain other contingencies. The Company entered into the Registration Rights Agreement with Oasis pursuant to the EPA.

In connection with the EPA, the Company issued to Oasis an aggregate amount of 250,000 shares of Common Stock, of which 100,000 shares will be restricted until Oasis funds at least $1,000,000 under the Equity Line. Purchases made under the EPA will be made at a 15% discount under market.

The issuances were made pursuant to the exemption afforded under Section 4(a)(2) of the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q, including exhibits. You may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at SEC’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

You can request copies of these documents upon payment of a duplicating fee by writing to the Commission. You may call the Commission at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including the registration statement, will also be available to you on the website maintained by the Commission at http://www.sec.gov.

We intend to furnish our stockholders with annual reports which will be filed electronically with the SEC containing financial statements audited by our independent auditors, and to make available to our stockholders quarterly reports for the first three quarters of each year containing unaudited interim financial statements.

Our website is located at http://www.factsecured.com. The Company’s website and the information to be contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

ITEM 6. EXHIBITS

(a)	Exhibits.
10.1	Securities Purchase Agreement, dated as of November 19, 2020

10.2	Senior Secured Convertible Promissory Note, dated as of November 19, 2020

10.3	Registration Rights Agreement, dated as of November 19, 2020

10.4	Common Stock Purchase Warrant, dated as of November 19, 2020

10.5	Equity Purchase Agreement, dated as of November 19, 2020

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 23 2020

FACT, INC.

By:	/s/ Brian McWilliams
Brian McWilliams
President and Chief Executive Officer

EXHIBIT INDEX

10.1	Securities Purchase Agreement, dated as of November 19, 2020

10.2	Senior Secured Convertible Promissory Note, dated as of November 19, 2020

10.3	Registration Rights Agreement, dated as of November 19, 2020

10.4	Common Stock Purchase Warrant, dated as of November 19, 2020

10.5	Equity Purchase Agreement, dated as of November 19, 2020

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

