Form 10-K
period 2021-01-31
FACT, Inc.
filed 2021-09-24
CIK 1714379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-223568

FACT, INC.

(f/k/a Tiburon International Trading, Corp.)

(Name of small business issuer in its charter)

Nevada	98-1350973
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Toronto Street, Suite 231 Toronto, Ontario M5C 2B5

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (437) 703-2482

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of July 31, 2021 was $9,895,887.27.

As of September 16, 2021, the issuer had 55,216,680 outstanding shares of Common Stock.

2

PART I

This Annual Report on Form 10-K includes the accounts of Fact, Inc., a Nevada corporation. References in this Report to “we”, “our”, “us” or the “Company” refer to Fact, Inc., unless context dictates otherwise.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “will,” “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” “potential,” “continue,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Fact, Inc. (“We” or the “Company” as the context may require) was established under the laws of the State of Nevada on February 17, 2017 as Tiburon International Trading Corporation (“Tiburon”). Tiburon was established as a development stage company focusing its business on the distribution of air infiltration valves manufactured in China to markets in Europe and in the Commonwealth of Independent States (CIS). On October 5, 2020, Kryptos Art Technologies, Inc. (“Kryptos”), an Ontario corporation purchased 50,000,000 shares of the Company’s common stock from Yun Cai, who was the Chief Executive Officer, President, Chief Financial Officer and Sole Director of Tiburon.

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

In connection this new line of business, we have entered into and are negotiating a series of development and consulting agreements with software and hardware developers to complete the development of our products. The Company expects to enter into a license agreement to utilize fraud detection technology in the art area. The Company expects to enter into such license agreement with an award winning forensic ballistic technology company that revolutionized the Criminal Justice system’s approach to ballistics.

FACT stands for Forensic Asset Certification Technology. FACT is creating technology to utilize white light interferometry to bring forensic technology to the art world. FACT takes a non-destructive 3D digital fingerprint of the art using over 100,000 unique images. These scans, measured at two (2) microns, equal to 1/50th of a human hair, are unable to be reproduced or forged. Scans are compared to one another by a computer algorithm to verify the paintings or other assets authenticity.

All data is stored securely on the block-chain for real time collection management. We are currently developing a front-end user interface as well as modifying existing ballistics firmware for a comprehensive verification, tracking and reporting system. A workable prototype (the “Prototype”) is expected to be ready during the Company’s second quarter ending July 31, 2022.

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. We are hopeful the Company will commence its marketing efforts in the Company’s second quarter ending April 30, 2022, with the hope that the product may launch by the end of the Company’s second quarter ending July 31, 2022.

Our products are not yet commercially available and we do not expect them to be commercially available until at least the end of the second quarter of 2022 if ever. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

■	continue research and development of our existing product prototypes;

■	seek to discover and develop additional products with our technology;

■	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our products;

■	seek to comply with regulatory standards and laws;

■	maintain, leverage and expand our intellectual property portfolio;

■	hire manufacturing, engineering and other personnel to support our products development and future commercialization efforts;

■	add operational, financial and management information systems and personnel; and

■	incur additional legal, accounting and other expenses in operating as a public company.

JOBS Act

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (or the “Securities Act”), for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

An emerging growth company may also take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

■	we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

■	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

■	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

■	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur in 2021. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of certain of the reduced disclosure obligations regarding executive compensation in this prospectus and, as long as we continue to qualify as an emerging growth company, we may elect to take advantage of this and other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

We are also a “smaller reporting company,” as defined under SEC Regulation S-K. As such, we also are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and also are subject to less extensive disclosure requirements regarding executive compensation in our periodic reports and proxy statements. We will continue to be deemed a smaller reporting company until our public float exceeds $75 million on the last day of our second fiscal quarter in the preceding fiscal year.

Recent Developments

On December 31, 2020, Kryptos Art Technologies, Inc. (“Kryptos”), an entity controlled by Brian McWilliams, transferred 2,000,000 shares of common stock to Ceres Capital Holdings, LLC (“Ceres”). Ceres is controlled by Patricia Trompeter. Additionally, on December 31, 2020, Kryptos cancelled 15,750,000 shares of common stock.

On January 14, 2021, Julie-Myers Wood was appointed as a Director of Fact, Inc. (the “Company”).

On March 22, 2021, Brian McWilliams resigned as Chief Executive Officer of Fact, Inc. (the “Company”). Mr. McWilliams’s resignation shall be effective immediately. Mr. McWilliams also resigned as a member of the board of directors of the Company.

On March 22, 2021, Patricia Trompeter was appointed to fill the vacancy of Chief Executive Officer of the Company. Ms. Trompeter’s appointment is effective immediately.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company does not own any property.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of September 16, 2021, we had approximately 14 active holders of our common stock. The number of active holders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Action Stock Transfer Corporation.

Dividend Policy

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our Certificate of Incorporation or Bylaws that restrict us from declaring dividends.

Equity Compensation Plan Information

We currently do not have any equity compensation plan.

Recent Sales of Unregistered Securities

On November 20, 2020, Fact, Inc. a Nevada Corporation (the “Company”) and Oasis Capital, LLC (“Oasis”) entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to sell and Oasis agreed to purchase $730,000 principal amount of convertible promissory notes (the “Note”) for a purchase price of $610,000 which includes a 20% original issue discount and $10,000 of expenses. On November 20, 2020, Oasis has funded $250,000 (the “First Tranche”) as of November 19, 2020, and the Company has in turn agreed to issue to Oasis a note in the principal amount of $310,000. Under the Note Purchase Agreement, the Company will sell Oasis an additional promissory note in the principal amount of $420,000 and issue an additional note for a purchase price of $350,000 (the “Second Tranche”) upon the Company’s filing of a registration statement with the Securities and Exchange Commission (the “SEC”), pursuant to the registration rights agreement (the “Registration Rights Agreement”) entered into by and between the Company. The maturity date for each of the First Tranche and the Second Tranche is six (6) months from the date on which Oasis funds the respective portion of the Note. The interest rate of the Note is 10% annum. The Note is convertible into shares of the Company’s common stock, par value $.001 (the “Common Stock”) at the option of the holder.

In addition, in connection with the Note Purchase Agreement, the Company issued to Oasis 100,000 shares of Common Stock and a five year warrant (the “Warrant”) to purchase up to 291,775 shares of Common Stock at a price equal to $1.10 per share.

On January 19, 2021, the Company issued to MSW PROJECTS LTD 50,000 shares of Common Stock.

On February 9, 2021, the Company issued to MSW PROJECTS LTD 100,000 shares of Common Stock.

On March 24, 2021, the Company issued to SAX INC 100,000 shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

This section is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Report.

Overview

The Company was established under the laws of the State of Nevada on February 17, 2017 as Tiburon International Trading Corp. Tiburon was established as a development stage company focusing its business on the distribution of air infiltration valves manufactured in China to markets in Europe and in the Commonwealth of Independent States (CIS). On October 5, 2020, Kryptos Art Technologies, Inc. (“Kryptos”), an Ontario corporation purchased 2,500,000 shares of Tiburon from Yun Cai, who was the Chief Executive Officer, President, Chief Financial Officer and Sole Director of Tiburon. As a result of this sale, Kryptos became the majority shareholder of Tiburon. The shares owned by Kryptos represented approximately 71.87% of Tiburon’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos is controlled by recently-departed Company CEO, Brian McWilliams.

Mr. McWilliams was appointed the Company’s Chief Executive Officer on October 5, 2020. On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of the Company executed a shareholder consent to effect a name change of the Tiburon to Fact, Inc. Under Mr. McWilliams’ management, the Company wound down operations of the historic Tiburon business, which has largely been curtailed by prior management because of COVID-19 and lack of capital necessary for expansion of the website and product offerings. Kryptos had been working on a technology designed to detect and eliminate fraud in the art world. Kryptos has assigned all of its technological know-how in this area to the Company which we will pursue as our primary business operations. In connection therewith, the Company has entered into and is negotiating a series of development and consulting agreements with software and hardware developers to complete the development of our products. The Company expects to enter into a license agreement to utilize fraud detection technology in the art area. The Company expects to enter into such license agreement with an award winning forensic ballistic technology company that revolutionized the Criminal Justice system’s approach to ballistics.

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

All data is stored securely on the block-chain for real time collection management. We are currently developing a front-end user interface as well as modifying existing ballistics firmware for a comprehensive verification, tracking and reporting system. A workable prototype (the “Prototype”) is expected to be ready during the Company’s second quarter ending July 31, 2020.

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. We are hopeful the Company will commence its marketing efforts in the Company’s first quarter ending April 30, 2022, with the hope that the product may launch by the end of the Company’s second quarter ending July 31, 2022.

On March 22, 2021, Mr. McWilliams left the Company and was replaced by Ms. Patricia Trompeter as Chief Executive Officer.

Research and Development

Research and development expenses consists of costs incurred while performing research and development activities to discover and develop our product. This includes conducting studies and trials, manufacturing development efforts and activities. We recognize research and development expenses as they are incurred. Our research and development expense primarily consist of:

■	forensic technology product testing and regulatory-related costs;

■	expenses incurred under agreements with investigative sites and consultants that conduct our product testing;

■	manufacturing and testing costs and related supplies and materials;

■	employee-related expenses, including salaries, benefits, travel and stock-based compensation; and

■	facility expenses dedicated to research and development.

We typically use our employee, consultant and infrastructure resources across our development programs. We track outsourced development costs by product or development program, but we do not allocate personnel costs, other internal costs or external consultant costs to specific product or development programs.

Substantially all of our research and development expenses to date have been incurred in connection with our product. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product through development. The successful development of product is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product. This is due to the numerous risks and uncertainties associated with the development of product.

We do not expect any of our products to be commercially available until the end of the Company’s second quarter ending July 31, 2022. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

■	continue research and development, including development of our existing product;

■	seek to discover and develop additional product;

■	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product for which we may obtain regulatory approval;

■	seek to comply with regulatory standards and laws;

■	maintain, leverage and expand our intellectual property portfolio;

■	hire manufacturing, scientific and other personnel to support our product development and future commercialization efforts;

■	add operational, financial and management information systems and personnel; and

■	incur additional legal, accounting and other expenses in operating as a public company.

Results of Operations for years ended January 31, 2021 and 2020

The following tables set forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance as they relate to the Company’s historic business.

	Year ended January 31		Variation
	2021	2020	$	%
Revenue	$-	$4,500
Cost of Goods sold	$-	$2,700
Gross Profit	$-	$1,800
Operating Expenses	$447,374	$25,585
Income (loss) from operations	$1,260,691	$23,785
Net Loss per common Share	$0.02	$0.01

Revenues

During the year ended January 31, 2021, the Company did not generate any revenue compared to $4,500 during the year ended January 31, 2020. The cost of revenue was $0.

A workable Prototype is expected to be ready during the Company’s first quarter ending April 30, 2022, with rollout starting by the end of the Company’s second quarter ending July 31, 2022. Revenue are expected to be generated, although there can be no assurance, from several key channels as outlined below.

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

Each channel will be priced in a different capacity to reflect the service provided to such channel. Revenues are expected from the following areas:

●	Individual scans - Scans for individuals who want one or two time FACT Scans.

●	Salesman Package - These are scans that would be purchased by Auction houses, dealers, and gallery owners to verify that the painting is authentic as well as verification in the shipping/logistics process.

●	Financial package - Art Insurers and Art Secured Lenders would use FACT to ensure that the painting they are inuring/lending against is not a forgery. In addition, if the painting is held as collateral, the owner can make sure that the painting returned is authenticated.

●	Logistics package - Warehouse and Shipping experts who specialize in art would use the FACT system to verify the painting that left point A is the same that arrived at point B. In addition, FACT’s GPS system provides real time location tracking.

●	Collectors package - Private museums, Foundations, & Institution Collectors would use the FACT system to authenticate a piece of art that for example was loaned to a museum for an exhibit.

Operation, General and Administrative Expenses

General and administrative expenses for the years ended January 31, 2021 and 2020 totaled $447,374 and $25,585, respectively, representing a 1600% increase. The increases are primarily attributed to expenses related to consulting fees and legal fees.

Liquidity and Capital Resources

Initially, we anticipate the Company will be funded from investors, through the sale of debt or equity securities.

On November 20, 2020, Fact, Inc. the Company and Oasis Capital, LLC (“Oasis”) entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to sell and Oasis agreed to purchase $730,000 principal amount of convertible promissory notes (the “Note”) for a purchase price of $610,000 which includes a 20% original issue discount and $10,000 of expenses. On November 20, 2020, Oasis funded $250,000 (the “First Tranche”) and the Company in turn agreed to issue to Oasis a note in the principal amount of $310,000. Under the Note Purchase Agreement, the Company will sell Oasis an additional promissory note in the principal amount of $420,000 and issue an additional note for a purchase price of $350,000 (the “Second Tranche”) upon the Company’s filing of a registration statement with the Securities and Exchange Commission (the “SEC”), pursuant to the registration rights agreement (the “Registration Rights Agreement”) entered into by and between the Company. The maturity date for each of the First Tranche and the Second Tranche is six (6) months from the date on which Oasis funds the respective portion of the Note. The interest rate of the Note is 10% annum. The Note is convertible into shares of the Company’s common stock, par value $.001 (the “Common Stock”) at the option of the holder. The “Conversion Price” per share shall be the lesser of (i) $2.00 per share and (ii) 65% of the lowest traded price of the Common Stock as reported on the Trading Market during the 30 consecutive Trading Day (as defined in the Note Purchase Agreement) period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion.

In addition, in connection with the Note Purchase Agreement, the Company issued to Oasis 100,000 shares of Common Stock and a five year warrant (the “Warrant”) to purchase up to 291,775 shares of Common Stock at a price equal to $1.10 per share.

On November 20, 2020, the Company and Oasis entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”)”), whereby Oasis has committed to purchase $10,000,000 worth of Common Stock, as requested by the Company (the “Equity Line”). The Company’s ability to draw upon the Equity Line is subject to the effectiveness of a registration statement with the SEC and certain other contingencies. The Company entered into the Registration Rights Agreement with Oasis pursuant to the Equity Purchase Agreement..

In connection with the EPA, the Company issued to Oasis an aggregate amount of 250,000 shares of Common Stock, of which 100,000 shares will be restricted until Oasis funds at least $1,000,000 under the Equity Line. Purchases made under the EPA will be made at a 15% discount under market price. Market price under the Equity Purchase Agreement is defined as 85% of the lowest traded price during the five consecutive trading days following the date Oasis receives the shares.

We may raise additional funds through the sale of debt and/or equity in the future.

We anticipate that material expenditures in the next six (6) months will include development costs for the software and the firmware as well purchases of the hardware. The Company estimates that development of the Prototype should cost approximately $500,000 to $700,000 in upfront software and firmware development costs. The Company also anticipates it will require several pieces of hardware, including, but not limited to, an interferometer, scanning arms, vans, computers, monitors, and other related items. The Company anticipates costs of approximately $2,000,000 with associated hard assets. We are in the process of selecting a software development firm to assist us with the prototype.

While we are hopeful that the initial capital expenditures will be covered by investor funds (see the description of the Equity Purchase Agreement above for detailed explanation), ongoing cash flows from operations will fund future expenditures. We anticipate that future expenditures post product launch by the end of the Company’s second quarter ending July 31, 2022, will include normal expenses from operations, including, but not limited to, salaries, R&D, PP&E purchases, and marketing expenses. We anticipate there will be ongoing research and software development as the Company expands into future lines of business such as other collectibles.

Cash flows from operations are expected to commence at the beginning of the Company’s second fiscal quarter ending July 31, 2022, slowly increasing at a slight percentage until the end of the Company’s 2022 year end. The Company expects its operations to result in negative net cash flow throughout the Company’s 2022 end. Towards the end of 2022, the Company expects to increase net cash flow due to an anticipated increase in the Company’s expected revenue and a decrease in its expected R&D expenditures for the Company’s fourth quarter of 2022, as compared to the Company’s expected revenue and R&D expenditures, respectively, for the Company’s first quarter ending April 30, 2022. There can be no assurances that the Company will achieve any revenues in 2022.

Cash Flows

For the year ended January 31, 2021, net cash flows used in operating activities were negative as the company entered into contracts to develop the software and there were no associated revenues. As a startup – the product is in development and therefore the company did not recognize any revenue during this time.

Off Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Significant Accounting Policies

For a discussion of the Company’s significant accounting policies please refer to Note 3 of the Company’s financial statements included herein.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2021, the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of January 31, 2021, the Company has not issued any stock-based payments to its employees.

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

Recently Issued Accounting Pronouncements

The Company has no material items to report at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of January 31, 2021, the end of the period covered by this Annual Report on Form 10-K.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of January 31, 2021, our internal control over financial reporting was not effective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During 2022, we identified material weaknesses in our internal control over financial reporting, which are disclosed in our annual report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the year ended January 31, 2021), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position(s)
Patricia Trompeter	53	Chief Executive Officer, Chief Financial Officer, and Director
Julie Myers-Wood	51	Director
Anne Imelda-Radice	73	Director
JD Malat	50	Director
Michael Barnes	48	Director

Patricia Trompeter has been the Chief Executive Officer since March 22, 2021 and the Chief Financial Officer since November 17, 2020. Ms. Trompeter is 53 years old. Ms. Trompeter sits on the board of directors of Liquid Therapy Innovations, a privately held company. Liquid Therapy Innovations is a wholesale manufacturer of sublingual strips for the health and wellness industry. Ms. Trompeter is the Chief Operating Officer of Webbs Hill Partners, LLP (“Webbs Hill”) which she co-founded in 2019. Webbs Hill is a micro investment venture capital firm focused on the manufacturing, financial, and digital investments industries. Prior to co-founding Webbs Hill, Ms. Trompeter took time to focus on philanthropic opportunities and family. Prior to that, Ms. Trompeter spent more than thirteen years in the financial services industry with GE capital rising to the position of Chief Financial Officer of IT Solutions, North America (“IT Solutions”), a division of GE Capital. Prior to serving as the CFO of IT Solutions, Ms. Trompeter served as the Controller of the entire business of IT Solutions. Ms. Trompeter has a Bachelor of Science in Finance & Economics and Management Information Systems from Marquette University.

Julie Myers-Wood has been a director since January 14, 2021. Ms. Wood is 51 years old. Ms. Wood has been the president of Guidepost Solutions, LLC (“Guidepost”) since 2014. Guidepost is a global team of investigators, experienced security and technology consultants, and compliance and monitoring experts. Ms. Wood co-founded Immigration and Custom Solutions, LLC in 2008 and served as the president until 2012. Prior to that, Ms. Wood worked for the U.S. Department of Homeland Security as an Assistant Secretary of Homeland Security from 2006 to 2008. Ms. Wood worked in the White House as a special assistant to the President of the United States from 2004 to 2005. From 2003 to 2004, Ms. Wood worked for the U.S. Department of Commerce as an Assistant Secretary for the Bureau of Industry and Security. Ms. Wood has a J.D. from Cornell Law School and a B.A. from Baylor University.

JD Malat is one of the world’s most respected and influential art dealers, described as ‘the best connected man in London’ by The Times, and ‘London’s most in demand guru’ by Metro Newspaper. For more than 15 years he has built a clientele of high-profile clients, including Kate Moss, Bono and Madonna. Mr. Malat trained at Sotheby’s curating impressive collections with the collaboration of various world famous museums and foundations such as The Heydar Aliyev Center in Azerbaijan. In 2007, he redesigned the art-on-display for the opening of the Théâtre Mogador in Paris, and the following year achieved a significant career milestone, acquiring and selling two late-period Picasso paintings in the middle of the 2008 Recession. Now the Founder and CEO of JD Malat Gallery in London, Mr. Malat has taken his vision for contemporary art curatorship and materialized it into his own calm and inviting creative oasis. JD Malat Gallery held its grand opening in 2018, with a mission to promote emerging and established artists. Featuring a broad spectrum of talent and media including conceptual, installation, and light art as well as sculptures and paintings, the JD Malat Gallery offers a constantly changing space, promoting artistic progression, cultural interaction and inclusivity within the art community.

Anne Imelda-Radice has impressed a permanent mark on art and humanities programs across the United States. She has dedicated decades pairing her passion for art with her financial competencies to direct funds to important art collections, films, and archives showcased by museums, libraries and exhibition spaces throughout the country. Whether in service at the National Endowment for Humanities, as the Director of Public Programs; the National Endowment for the Arts, as its Acting Chairman or as the Director of the Institute of Museum and Library Services, Ms. Radice has held leading roles in grant making, strategic planning and implementation of programs to protect and conserve art and archives. Her career has led to many revered positions including Director of the National Museum of Women in the Arts in Washington and Executive Director of the American Folk-Art Museum in New York. She has served highly respected government positions including curator for The Architect of the US Capitol, Acting Chairman for the National Endowment for the Arts, and Chief Arts Advisor for the U.S. Information Agency. In 2006, Ms. Radice was appointed Director of The Institute of Museum and Library Services by President George W. Bush and unanimously confirmed by the US Senate. By invitation, she continued through President Barack Obama’s Administration. Between 2006 and 2010, Ms. Radice approved and managed over $1 billion in grants to museums and libraries throughout the United States. For her devotion to bringing culture to all U.S. citizens, in 2008 Ms. Radice received the Presidential Citizen’s Medal - the second highest honor an American citizen can receive. She has additionally received several other accolades including the Forbes Medal (AIC) and Chairman’s Medal (NEA).

Michael Barnes has been a sought-after manager, business advisor, and marketing agent in the Sports, Arts and Entertainment industries for more than twenty years. His high-profile client roster includes Olympic gold medalists, Hall of Fame athletes, best-selling authors and respected speakers. After earning his MA in Economic History, and JD with an emphasis in Intellectual Property, Mr. Barnes launched his career applying his legal expertise to represent his clients. In 1996, he co-founded Rutherford & Barnes, a leading firm providing an array of client management services including business ventures, estates, sponsorships, speaking engagements, and licensing and accounting needs. As President, Mr. Barnes always ensures the company strives to provide all clients with the guidance they require to excel. He also serves as a consultant with Anders CPAs and Advisors, teaches Sports Law at Southeast Missouri State University, and is a frequent lecturer on sports and entertainment management.

Audit Committee

The company does not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Compensation Committee

The company does not have a compensation committee.

Nomination and Corporate Governance Committee

The company does not have a nomination and corporate governance committee.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

At this time, the Advisory Board will assist with the strategic direction of the Company. We have not had any formal meetings however we plan to schedule meetings in 2022.

Code of Ethics

We have recently adopted a Code of Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.

Employment Agreements

There are currently no employment agreements.

Risk Management

Not Applicable

Director Independence

Currently, Patricia Trompeter would not qualify as an independent director . There are 4 other directors who would qualify as independent – Ms. Myer-Woods, Mr. Malat, Mr. Barnes and Ms. Radice.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned in respect of our chief executive officer for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended January 31, 2021 and 2020or our executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patricia Trompeter	2020	$0	$0	$0	$0	$0	$0	$0
	2019	$0	$0	$0	$0	$0	$0	$0
Yun Cai	2020	$0	$0	$0	$0	$0	$0	$0
	2019	$0	$0	$0	$0	$0	$0	$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31 2021, for:

■	each of our current directors and executive officers;

■	all of our current directors and executive officers as a group; and

■	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock; and

■	all directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Our calculation of the percentage of beneficial ownership is based on 54,166,680 shares of common stock outstanding as of September 17, 2021. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name and Address	Common Stock Owned		Number of Shares Exercisable Within 60 Days	Percentage of Common Stock

Executive Officers and Directors
Patricia Trompeter(1)	2,000,000			3.69%
Julie Myers-Wood	-20,000	*		.037%
Anne Radice	20,000	*		.037%
JD Malat	20,000	*		.037%
Micahel Barnes	20,000	*		.037%

Officers and Directors as a group (2 individuals)	2,080,000			3.84%

Beneficial owners of more than 5%
Victoria Glynn(2)	30,000,000			55.38%

* To be issued Dec 31, 2021

(1)	Includes 2,000,000 shares owned by Ceres Capital Holdings, LLC, which is controlled by Patricia Trompeter.
(2)	Includes 30,000,000 shares owned by Victoria Glynn.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of the transactions and series of similar transactions, since January 31, 2021, that we were a participant or will be a participant, in which:

■	transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

■	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

Yun Cai loaned the Company $20,663 to pay for incorporation costs and operating expenses. As part of the transaction between Yun Cai, the former CEO, and Kryptos, Kryptos is controlled by our recently-departed CEO, Brian McWilliams. Mr. Cai paid for the auditor’s review fees by depositing money into the bank account of the Company and forgiving the loan.

On December 31, 2020, Kryptos cancelled 15,750,000 shares of common stock and transferred 2,000,000 shares of common stock to Ceres Capital Holdings, LLC (“Ceres”). Ceres is controlled by Patricia Trompeter, the Company’s current CEO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended January 31, 2021		Year ended January 31, 2020
Audit fees		$12,550	$13,050
Audit related fees		$1,500	$-
All other fees	$		$-
Total:		$14,050	$13,050

PART IV

ITEM 15. EXHIBITS

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FACT, INC.

Date: September 24, 2021	/s/ Patricia Trompeter
	Name:	Patricia Trompeter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Julie Myers-Wood
	Name:	Julie Myers-Wood
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Anne Imelda-Radice	Director	Date: September 24, 2021
Anne Imelda-Radice

By:	/s/ JD Malat	Director	Date: September 24, 2021
JD Malat

By:	/s/ Michael Barnes	Director	Date: September 24, 2021
Michael Barnes

FACT, INC.

f/k/a Tiburon International Corp.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fact, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fact, Inc. (“the Company”) as of January 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not earned sufficient revenues from operations, an accumulated deficit, and recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Notes Payable — Refer to Notes 3 and 5 to the financial statements

Critical Audit Matter Description

The Company has issued notes payable during the year with conversion rates that are adjustable at a discounted rate to public trading prices near the conversion date. The terms allow for variable amounts of shares to be converted for a set dollar value; this and other factors require the embedded conversion feature to be accounted for as a derivative and revalued at the conversion date or each period end if still outstanding. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

●	Confirmation of notes payable and related terms.

●	Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.

●	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.

●	Testing of substantially all transactions related to this matter.

We have served as the Company’s auditor since 2018.

Spokane, Washington

September 21, 2021

FACT, INC.

f/k/a Tiburon International Corp.

BALANCE SHEETS

	January 31,	January 31,
	2021	2020
ASSETS
Current Assets:
Cash	$9,945	$46
Prepaid expense	2,292	-
Total Current Assets	12,237	46

Property and equipment net	-	550

Total Assets	$12,237	$596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$63,665	$-
Accrued interest	6,200	-
Loan from related parties	-	12,763
Convertible note payable, net of unamortized discount of $234,972	125,028	-
Derivative liability	469,589	-
Total Current Liabilities	664,482	12,763

Total Liabilities	664,482	12,763

Stockholders’ Deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, 54,216,680 shares and 69,566,680 shares issued and outstanding at January 31, 2021 and 2020, respectively	54,217	69,567
Additional paid-in capital (deficiency)	576,266	(39,717)
Stock payable	19,980	-
Accumulated deficit	(1,302,708)	(42,017)
Total Stockholders’ Deficit	(652,245)	(12,167)
Total Liabilities and Stockholders’ Deficit	$12,237	$596

The accompanying notes are an integral part of these financial statements.

FACT, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	January 31,
	2021	2020

Revenues	$-	$4,500
Cost of revenue	-	2,700
Gross Profit	-	1,800

Operating Expenses
Advertising and marketing	$176,873	$-
General and administrative	37,907	11,785
Professional fees	70,094	13,800
Professional fees - related party	162,500	-
Total Operating Expenses	447,374	25,585

Loss from operations	(447,374)	(23,785)

Other Income (Expense)
Finance expense	(710,801)	-
Interest expense	(131,228)	-
Change in fair value of derivative liability	28,712	-
Net Other Expense	(813,317)	-

Loss Before Provision for Income Taxes	(1,260,691)	(23,785)

Provision for Income Taxes	-	-

Net Loss	$(1,260,691)	$(23,785)

Net loss per common share: Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	68,257,639	69,566,680

The accompanying notes are an integral part of these financial statements.

FACT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional Paid-in
	Common stock		Capital	Stock	Accumulated
	Shares	Amount	(Deficiency)	Payable	Deficit	Total

Balance, January 31, 2019	69,566,680	$69,567	$(39,717)	$-	$(18,232)	$11,618

Net loss	-	-	-	-	(23,785)	(23,785)
Balance, January 31, 2020	69,566,680	69,567	(39,717)	-	(42,017)	(12,167)

Forgiveness of related party loan	-	-	38,133	-	-	38,133
Common stock issued for cash	50,000	50	49,950	-	-	50,000
Warrants issued in conjunction with convertible note	-	-	145,000	-	-	145,000
Common stock issued for commitment as share inducement	350,000	350	367,150	-	-	367,500
Cancellation of common stock	(15,750,000)	(15,750)	15,750	-	-	-
Subscription of common stock	-	-	-	19,980	-	19,980
Net loss	-	-	-	-	(1,260,691)	(1,260,691)
Balance, January 31, 2021	54,216,680	$54,217	$576,266	$19,980	$(1,302,708)	$(652,245)

The accompanying notes are an integral part of these financial statements

FACT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(1,260,691)	$(23,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	300	400
Write off of equipment	250	-
Amortization of debt discount	125,028	-
Change in value of derivative liabilities	(28,712)	-
Share inducement expense	367,500	-
Loss on issuance of convertible debt	293,301
Changes in operating assets and liabilities:
Prepaid expenses	(2,292)	-
Accounts payable and accrued liabilities	63,665	(2,750)
Accrued note payable interest	6,200	-
Net cash used in operating activities	(435,451)	(26,135)

Cash Flows from Financing Activities
Proceed from loan payable	100,000	-
Proceeds from loan from related parties	25,370	2,900
Proceeds from share subscription	19,980	-
Proceed from issuance of common stock	50,000	-
Proceed from issuance of convertible notes	250,000	-
Net cash provided by Financing Activities	445,350	2,900

Net change in cash for period	9,899	(23,235)
Cash at beginning of period	46	23,281
Cash at end of period	$9,945	$46

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$38,133	$-
Common stock issued in conjunction with convertible note	$105,000	$-
Cancellation of common stock	$15,750	$-
Derivative liability recognized as debt discount	$195,000	$-

The accompanying notes are an integral part of these financial statements.

FACT, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND BUSINESS

FACT, Inc (f/k/a Tiburon International Trading, Corp.) was established under the laws of the State of Nevada on February 17, 2017. FACT, Inc was established as a development stage company focusing its business on the verification and authentication of art, sports memorabilia and fine art. The Company has adopted January 31 fiscal year end.

Change of Control

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

Mr. McWilliams was appointed the Company’s Chief Executive Officer on October 5, 2020. On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of the Company executed a shareholder consent to effect a name change of the Tiburon to Fact, Inc (“the Company, “FACT”).

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

Mr. McWilliams has stepped down as CEO, and asked Patricia Trompeter to step in as CEO for an interim.

FACT stands for Forensic Asset Certification Technology. Using white light interferometry, FACT takes a non-destructive 3D digital fingerprint of the art using over 100,000 unique images. These scans, measured at two (2) microns, equal to 1/50th of a human hair, are unable to be reproduced or forged. Scans are compared to one another by a computer algorithm to verify the paintings authenticity. All data is stored securely on the block-chain for real time collection management. We are currently developing a front-end user interface as well as modifying existing ballistics firmware for a comprehensive verification, tracking and reporting system. The company is in development of a scalable prototype (the “Prototype”) for mass deployment to consumer.

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. The Company will commence its marketing efforts in the Company’s first fiscal quarter following completion of the Prototype, with the hope that the product may launch the quarter thereafter.

Our products are not yet commercially available and we do not expect them to be commercially available until at least the end of the second quarter ending July 31, 2022, if ever. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements as of January 31, 2021, been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of January 31, 2021, the Company has reoccurring losses from operations and an accumulated deficit of $1,302,708 and has earned no revenues under current operations. These factors among others raise substantial doubt about the ability of the company to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company represents its financial statements were prepared in accordance with GAAP and the rules of the Securities and Exchange Commission and that, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations are historical and not necessarily indicative of the results to be expected for any future period.

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than three months. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. As of January 31, 2021, and 2020, the Company had $9,945 and $46 in cash and no cash equivalents, respectively.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Common stock purchase warrants and derivative financial instruments - Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

During years ended January 31, 2021, and 2020, the following customers represented more than 10% of the company’s sales:

Customer	Year ended January 31, 2021		Year ended January 31, 2020
Customer A	$-	-	$4,500	100%
Total concentration	$-	-	$4,500	100%

Share-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

Nonemployees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The Company elected to adopt ASU 2018-07 early. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

Income Taxes

The asset and liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates.

The Company adopted ASC 740 “Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

The determination of recording or releasing tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Property and Equipment

Property and equipment is recorded at cost reduced by accumulated depreciation and impairment, if any. Depreciation expense is recognized over the assets’ estimated useful lives. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Fair Value Measurements

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash, prepaid expense, accounts payable, note payable, due to related parties and accrued liabilities, are carried at historical cost. At January 31, 2021 and 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. See note 5 for the fair value of these derivative liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.

For the years ended January 31, 2021, and 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Year Ended
	January 31,
	2021	2020
	(Shares)	(Shares)
Warrants	291,775	-
Convertible Notes	518,588
Stock payable	20,000	-
Total	830,363	-

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NOTE 4 – CONVERTIBLE NOTES

On November 19, 2020, the Company entered a Securities Purchase Agreement (“SPA”) and Equity Purchase Agreement (“EPA”) with a third party. Pursuant to SPA, the Company issued a convertible note payable up to $730,000, bearing 10% annual interest and cash consideration up to $600,000 with maturity date of six months for each tranche payment. The note shall be convertible at the lesser of (i) $2.00 per share and (ii) 65% of the lowest traded price of the common stock as reported on the trading market during the 30 consecutive trading period. During the year ended January 31, 2021, the first tranche of $310,000 was issued. The Oasis note is currently past due as of issuance and we anticipate that there will be penalties associated with this. We expected to incure interest penalties which are to be determined.

On January 8, 2021, the Company entered into a promissory note with MRVL Island Ventures LLC in the amount of $50,000. This note is payable on January 31st, 2022. The Conversion price in effect of any conversion day shall be equal lowest price in effect of 75% of the lowers VWAP during the 15 days tradingdays immediately prior top the conversion date. The price shall be appropropriately adjusted for stock splits, dividends, stock combination, reclassification or any similar transaction that proportionately increase or decrease the stock during this period. The interest rate is 8% per year which is payable in cash or kind payable on the maturity date. Late fees are assessed at 16% per nanum at the discretion of MRVL management to waive any fees.

The Company determined that the conversion features, in the convertible notes, met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion options once the notes become convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black-Scholes Merton pricing model. The fair value of the derivative liability for all the note that became convertible during the year ended January 31, 2021 amounted to $498,301, and $145,915 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $352,386 was recognized as a “day 1” derivative loss.

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Merton pricing model to calculate the fair value as of January 31, 2021. The Black-Scholes Merton model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes Merton valuation model.

For the years ended January 31, 2021, and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	January 31,	January 31,
	2021	2020
Expected term	0.30 – 1.06 years	-
Expected average volatility	251% - 1,217%	-
Expected dividend yield	-	-
Risk-free interest rate	0.06% - 0.45%	-

The exercise price of the warrants is $1.10.

The following table summarizes the changes in the derivative liabilities during the years ended January 31, 2021, and 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2020	$-

Addition of new derivatives recognized as debt discounts	145,915
Addition of new derivatives recognized as loss on derivatives	352,386
Gain/Loss on change in fair value of the derivative	(28,712)
Balance - January 31, 2021	$469,589

The aggregate (gain) loss on derivatives during the years ended January 31, 2021, and 2020 were as follows.

	Year ended
	January 31,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$352,386	$-
(Gain) loss on change in fair value of the derivative liabilities	(28,712)	-
	$323,674	$-

NOTE 6 – WARRANTS

During the year ended January 31, 2021, 291,775 warrants were granted for a period of five years from issuance, at a price of $1.10 per share. The intrinsic value at January 31, 2021 was $29,178. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

A summary of activity during the year ended January 31, 2021 follows:

	Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual life
	warrants	Exercise Price	(in years)
Outstanding, January 31, 2020	-	$-	-
Granted	291,775	1.10	5.00
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, January 31, 2021	291,775	$1.10	4.80

Exercisable, January 31, 2021	291,775	$1.10	4.80

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share.

On November 13, 2020, the Company filed an amendment to its Articles of Incorporation to effect a 20-for-1stock split of its issued and outstanding shares of common stock. All per share amounts and number of shares, in the financial statements and related notes have been retroactively adjusted to reflect the stock split.

During the year ended January 31, 2021, the Company issued 50,000 shares of common stock at price of $1.00 per share.

On December 31, 2020, Kryptos Art Technologies, Inc., a company controlled by our former Chief Executive Officer, cancelled 15,750,000 shares of common stock.

On November 19, 2021, pursuant to the SPA and EPA agreements, the Company issued 250,000 shares of common stock as commitment shares and 100,000 shares of common stock as inducement shares to one company, respectively. The Company recognized the fair value of $262,500 and $105,000 at market value of issuance date, respectively.

The company will issue 80,000 shares total before year end to it’s individual directors, each receiving 20,000 shares.

As of January 31, 2021, and 2020, the Company had 54,216,680 and 69,566,680 and shares of common stock issued and outstanding.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Rutherglen Inc is owned and managed by Brian McWilliams, a former employee and investor in FACT, Inc.

The Company paid Alex Tierney of Lazarus Capital $7,333 per month from September to January 2021 to assist with the project management of the software as well assist with the financials.

Since February 17, 2017 (Inception) through January 31, 2020, the Company’s sole officer and director loaned the Company $38,133 to pay for incorporation costs and operating expenses, $17,670 of this loan were cash deposits to the Company’s bank account.

During the year ended January 31, 2021, the related party forgave the amount due of $38,133.

As of January 31, 2021, and 2020, the amount due to related party was $0 and $12,763.

NOTE 9 - INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,	January 31,
	2021	2020
Net operating loss carry forward	$(1,302,708)	$(42,017)
Effective Tax rate	21%	21%
Deferred tax assets	273,569	8,824
Valuation allowance	(273,569)	(8,824)
Net deferred tax assets	$-	$-

At January 31, 2021 and 2020, the Company had $1,302,708 and $42,017, respectively of the U.S. net operating losses (the “NOLs”), which begin to expire beginning in 2036. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018, can be carryforward indefinitely.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended.”

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2021 through the date these financial statements were issued and determined the following events require disclosure:

●	The company received $80,000 cash for issuance of 80,000 shares of common stock at a price of $1.00 per share. On February 9, 2021, the Company issued 100,000 shares of common stock in conjunction with $80,000 received on February 9, 2021 and stock payable due as of January 31, 2021.
●	On February 9, 2021, the Company issued 100,000 shares of common stock to MSW PROJECTS LTD
●	On March 24, 2021 , the Company issued 900,000 shares of common stock to SRAX INC.
●	The Company will issue 20,000 shares to each of it’s 4 directors on December 31, 2021 for a total of 80,000 shares.

