Form 10-Q
period 2021-04-30
FACT, Inc.
filed 2021-09-27
CIK 1714379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Fact, Inc.

f/k/a Tiburon International Trading, Corp.

Xinkaicun, group 5, Weizigouzhen, Jiutai

Changchun, Jilin province, China 130519

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,216,680 shares of common stock, $0.001 par value, as of September 24, 2021.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	April 30	January 31
	2021	2021

Current Assets:
Cash	2,563	9,945
Prepaid expense	2,037	2,292
Total Current Assets	4,600	12,237

Property and equipment net	-	-

Total Assets	4,600	12,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	105,331	63,665
Accrued interest	22,500	6,200
Loan from related parties	-	-
Convertible note payable, net of unamortized discount of $234,972	257,943	125,028
Derivative liability	265,705	469,589
Total Current Liabilities	651,479	664,482

Total Liabilities	651,479	664,482

Stockholders’ Deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, 54,216,680 shares and 69,566,680 shares issued and outstanding at January 31, 2021 and 2020, respectively	55,217	54,217
Additional paid-in capital (deficiency)	1,430,266	576,266
Stock payable	-	19,980
Accumulated deficit	(1,851,246)	(1,302,708)
Total Stockholders’ Deficit	(646,879)	(652,245)
Total Liabilities and Stockholders’ Deficit	$4,600	$12,237

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months
	ending April 30
	2021	2020

Revenues	-	$-
Cost of revenue		-
Gross Proft	-	-

Operating Expenses
Advertising and marketing	120,000	-
General and administrative	36,588	3,647
Professional fees	15,000	3,647
Professional fees - related party	156,766
Total Operating Expenses	(328,354)	3,647

Loss from operations	(328,354)	(3,647)

Other Income (Expense)
Finance expense	-	-
Interest expense	(16,300)	-
Change in fair value of derivative liability	(203,884)	-
Net Other Expense	(220,184)	-

Loss Before Provision for Income Taxes	(548,538)	3,647

Provision for Income Taxes	-	-

Net Loss	(548,538)	(3,647)

Net loss per common share: Basic and Diluted	(0.01)	(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	55,216,680	3,478,334

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional
			Paid-in
	Common stock		Capital	Stock	Accumulated
	Shares	Amount	(Deficiency)	Payable	Deficit	Total

Balance, January 31, 2020	69,566,680	$69,567	$(39,717)	$-	$(42,017)	(12,167)

Balance, January 31, 2021	54,216,680	$54,217	$576,266	$19,980	$(1,302,708)	$(652,245)
Stock Issued for Cash	100,000	100	99,900	(19,980)	-	80,020
Stock Issued for Services	900,000	900	899,100	-	-	900,000
Net Loss	-	-	-	-	$(548,538)	(829,654)
Balance, April 30, 2021	55,216,680	$55,217	$1,430,266	$-	$(1,851,246)	$(646,879)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended April 30
	2021	2020

Cash Flows from Operating Activities
Net loss	(829,654)	(3,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-
Change in value of derivative liabilities	203,844	-
Depreciation		100
Share inducement expense	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(255)
Expenses paid by related party	-
Accounts payable and accrued liabilities	41,666
Accrued note payable interest	16,300
Loss from Loan	-	-
Net cash used in operating activities	(286,943)	3,547

CASH FLOWS FROM INVESTING ACTIVITIES
Development costs associated with mobile application software	66,666
Purchase of mobile application software	-	-
Net cash provided by Investing Activities	66,666

Cash Flows from Financing Activities
Proceed from loan payable	-	3,650
Proceeds from loan from related parties	182,915
Forgiveness of former related party balance	-	-
Proceeds from share subscription	-	-
Proceed from issuance of common stock	29,980	-
Proceed from issuance of convertible notes	-	-
Net cash provided by Financing Activities	212,895	3,650

Net change in cash for period	(7,382)	103
Cash at beginning of period	9,945	46
Cash at end of period	2,563	149
	-	-
Supplemental Cash Flow Information
Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non Cash Investing and Financing Activities
Issuance of common stock for service	900,000	-
Related Party Debt Forgiven	182,915	-

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

(F/K/A TIBURON INTERNATIONAL TRADING, CORP.)

NOTES TO CONDENSEDFINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF THE COMPANY

Tiburon International Trading, Corp. (“Tiburon” or the “Company” as the context may require) was established under the laws of the State of Nevada on February 17, 2017. Tiburon was established as a development stage company focusing its business on the distribution of air infiltration valves manufactured in China to markets in Europe and in the Commonwealth of Independent States (CIS). On October 5, 2020, Kryptos Art Technologies, Inc, (“Kryptos”), an Ontario corporation purchased 2,500,000 shares of Tiburon from Yun Cai, who was the Chief Executive Officer, President, Chief Financial Officer and Sole Director of Tiburon. As a result of this sale, Kryptos became the majority shareholder of Tiburon. The shares owned by Kryptos represent approximately 71.87% of Tiburon’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos was previously controlled by Brian McWilliams and is now controlled by Victoria Glynn.

Mr. McWilliams was appointed the Company’s Chief Executive Officer on October 5, 2020. On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of the Company executed a shareholder consent to effect a name change of the Tiburon to Fact, Inc. The Company has wound down the operations of the historic Tiburon business, which was largely curtailed by prior management because of COVID-19 and lack of capital necessary for expansion of the website and product offerings. Kryptos had been working on a technology designed to detect and eliminate fraud in the art world. Kryptos has assigned all of its technological know-how in this area to the Company which we will pursue as our primary business operations. In connection therewith, the Company has entered into and is negotiating a series of development and consulting agreements with software and hardware developers to complete the development of our products. The Company expects to enter into a license agreement to utilize fraud detection technology in the art area. The Company expects to enter into such license agreement with an award winning forensic ballistic technology company that revolutionized the Criminal Justice system’s approach to ballistics.

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

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. We are hopeful the Company will commence its marketing efforts in Company’s second quarter ending April 30, 2022, with the hope that the product may launch in the Company’s second quarter ending July 31, 2022.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending January 31, 2022. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended January 31, 2022. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended January 31, 2021 and notes thereto included in the Company’s Form 10-K filed with the SEC on September 24, 2021.

PROPERTY AND EQUIPMENT DEPRECIATION POLICY

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset. Depreciation expense for the three month periods ended April 30, 2021 and April 30, 2020 was $0 and $200 respectively.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2021, the Company’s bank deposits did not exceed the insured amounts.

STOCK-BASED COMPENSATION

As of April 30, 2021, the Company has not issued any stock-based payments to its employees.

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

As of April 30, 2021, the Company had 55,216,680 shares issued and outstanding.

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

Rutherglen Inc is owned and managed by Brian McWilliams, a former officer, director and investor in FACT, Inc.

The Company paid Alex Tierney of Lazarus Capital $7,333 per month from September to January 2021 to assist with the project management and business development.

Since February 17, 2017 (Inception) through January 31, 2020, the Company’s sole officer and director loaned the Company $38,133 to pay for incorporation costs and operating expenses, $17,670 of this loan were cash deposits to the Company’s bank account.

During the year ended January 31, 2021, the related party forgave the amount due of $38,133.

As of January 31, 2021, the amount due to related party was $0.

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

NOTE 7 –Change of Control

On October 5, 2020, Kryptos Art Technologies, Inc, (“Kryptos”), an Ontario corporation purchased 2,500,000 shares of Tiburon International Trading Corp. (the “Company”) from Yun Cai, who was the Company’s Chief Executive Officer, President, Chief Financial Officer and Director of the Company. As a result of this sale, Kryptos became the majority shareholder of the Company. The shares owned by Kryptos represent approximately 71.87% of the Company’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos is controlled by Victoria Glynn.

On October 5, 2020, Yun Cai resigned as the Company’s CEO, President, CFO, Sole Director and Secretary. Mr. Brian McWilliams was appointed the Chief Executive Officer, President, Secretary and Sole Director of the Company.

Mr. McWilliams has stepped down as CEO, and Patricia Trompeter has stepped in as CEO on an interim basis.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2021 through the date these financial statements were issued and determined the following events require disclosure:

●	The Company will issue 20,000 shares to each of its 4 directors on December 31, 2021 for a total of 80,000 shares.

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

A complete discussion of these uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended January 31, 2020, as filed with the Securities and Exchange Commission on March 3, 2020.

Introduction

Tiburon International Trading, Corp (“Tiburon”) was established under the laws of the State of Nevada on February 17, 2017. Tiburon was established as a development stage company focusing its business on the distribution of air infiltration valves manufactured in China to markets in Europe and in the Commonwealth of Independent States (CIS). On October 5, 2020, Kryptos Art Technologies, Inc, (“Kryptos”), an Ontario corporation purchased 2,500,000 shares of Tiburon from Yun Cai, who was the Chief Executive Officer, President, Chief Financial Officer and Director of Tiburon. As a result of this sale, Kryptos became the majority shareholder of the Tiburon. The shares owned by Kryptos represent approximately 71.87% of Tiburon’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos is controlled by Victoria Glynn.

Mr. McWilliams was appointed Tiburon’s Chief Executive Officer on October 5, 2020. On October 8, 2020, Kryptos, as the holder of approximately 71% of the voting stock of the Company executed a shareholder consent to effect a name change of the Tiburon to Fact, Inc. The Company wound down operations of the historic Tiburon business, which had largely been curtailed by prior management because of COVID-19 and lack of capital necessary for expansion of the website and product offerings.

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

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. We are hopeful the Company will commence its marketing efforts in Company’s second quarter ending April 30, 2022, with the hope that the product may launch in the Company’s second quarter ending July 31, 2022.

The following is a discussion of our financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with our financial statements contained in this Form 10-Q.

OVERVIEW

The Company’s sales from continuing operations for the three months ended April 30, 2021 and 2020 were $0 and $0, respectively.

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

	Three months ended April 30		Variation
	2021	2020	$		%
Revenue	$-	$-	$
Cost of Goods sold	-	-
Gross Profit	-	-
Operating Expenses	328,354	3,647		324,707	8903.40%
Income (loss) from operations	328,354	3,647		324,707	8903.40%

Net Loss per common Share	$0.01	$0.00		$0.01

Revenues

During the three months ended April 30, 2021 and April 30, 2020, the Company did not generate any revenue. A workable prototype (the “Prototype”) is expected to be ready during the Company’s second quarter ending July 31, 2022.

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

Cost of Goods Sold

For the three months ended April 30, 2021 and 2020, the Company recognize expenses respectively for cost of goods sold.

Operating expenses

Total expenses and professional fees incurred for the three months ended April 30, 2021 and 2020 was $ 15,000 and $3,647 respectively.

General and Administrative – General and administrative expenses for the three months ended April 30, 2021 and 2020 totaled $36,588 and $3,647, respectively.

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

Cash flows from operations are expected to commence at the beginning of the Company’s second fiscal quarter of 2021, slowly increasing at a slight percentage until the end of the Company’s 2021 fiscal year. The Company expects its operations to result in negative net cash flow throughout the Company’s fiscal 2021. Towards the end of fiscal 2021, the Company expects to increase net cash flow due to an anticipated increase in the Company’s expected revenue and a decrease in its expected R&D expenditures for the Company’s fourth fiscal quarter of 2021, ending January 31, as compared to the Company’s expected revenue and R&D expenditures, respectively, for the Company’s first fiscal quarter of 2021. There can be no assurances that the Company will achieve any revenues in fiscal 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of April 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of April 30, 2021, our internal control over financial reporting was not effective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During 2020, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on September 24, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended April 30, 2021), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 27, 2021

FACT, INC.

By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

