Form 10-Q/A
period 2021-04-30
FACT, Inc.
filed 2021-10-04
CIK 1714379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to__________

Commission File Number: 333-223568

FACT, INC.

(f/ka Tiburon International Trading, Corp.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTES

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended April 30, 2021, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on September 27, 2021 (the “Quarterly Report”), to:

●	comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB,

●	to update financial statements and various other disclosures throughout this quarterly report,

●	to include the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act, and,

●	to include exhibit 101, for XBRL (eXtensible Business Reporting Language) files.

This Amendment No. 1 revises the original filing of the Original Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

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

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fact, Inc.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Fact, Inc. (the Company) as of April 30, 2021, and the related condensed statements of operations for the three-month periods ended April 30, 2021 and 2020, and condensed statements of stockholders’ deficit cash flows for the periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of January 31, 2021, and the related statements of income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 21, 2021, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 2021, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Going Concern

Note 2 of the Company’s audited financial statements as of January 31, 2021, and for the year then ended discloses that the Company has not earned sufficient revenues from operations, an accumulated deficit, and recurring losses from operations. Our auditor’s report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 2 of the Company’s unaudited interim financial statements as of April 30, 2021, and for the three months then ended, the Company was still unable to earn sufficient revenues from operations, has an accumulated deficit, and has recurring losses from operations. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Spokane, Washington
October 4, 2021

FACT, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	April 30,	January 31,
	2021	2021
ASSETS
Current Assets:
Cash	$2,563	$9,945
Prepaid expenses	1,667	2,292
Total Current Assets	4,230	12,237

Total Assets	$4,230	$12,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$77,902	$63,665
Accrued interest	16,412	6,200
Convertible notes payable, net of unamortized discount of $68,108 and $234,972, respectively	291,892	125,028
Derivative liability	290,026	469,589
Total Current Liabilities	676,232	664,482

Convertible notes payable non-current, net of unamortized discount of $6,613 and $0, respectively	126,387	-
Total Liabilities	802,619	664,482

Stockholders’ Deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, 55,216,680 and 54,216,680 shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively	55,217	54,217
Additional paid-in capital	1,583,396	576,266
Stock payable	-	19,980
Deferred stock compensation	(675,000)	-
Accumulated deficit	(1,762,002)	(1,302,708)
Total Stockholders’ Deficit	(798,389)	(652,245)
Total Liabilities and Stockholders’ Deficit	$4,230	$12,237

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	April 30,
	2021	2020

Revenues	$-	$-

Operating Expenses
Advertising and marketing	$134,000	$-
General and administrative	264,911	3,647
Professional fees	61,353	-
Total Operating Expenses	460,264	3,647

Loss from operations	(460,264)	(3,647)

Other Income (Expense)
Interest expense	(178,593)	-
Change in fair value of derivative liability	179,563	-
Net Other Income	970	-

Loss Before Provision for Income Taxes	(459,294)	(3,647)

Provision for Income Taxes	-	-

Net Loss	$(459,294)	$(3,647)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	54,686,680	69,566,680

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended April 30, 2021

	Common stock		Additional Paid-in	Stock	Deferred Stock	Accumulated
	Shares	Amount	Capital	Payable	Compensation	Deficit	Total

Balance - January 31 2021	54,216,680	$54,217	$576,266	$19,980	$-	$(1,302,708)	$(652,245)

Common stock issued for cash	100,000	100	99,900	(19,980)		-	80,020
Common stock for service	900,000	900	899,100	-	(675,000)	-	225,000
Beneficial conversion feature	-	-	8,130	-	-	-	8,130
Net loss	-	-	-	-		(459,294)	(459,294)
Balance - April 30, 2021	55,216,680	$55,217	$1,583,396	$-	$(675,000)	$(1,762,002)	$(798,389)

For the Three Months Ended April 30, 2020

	Common stock		Additional Paid-in	Stock	Deferred Stock	Accumulated
	Shares	Amount	Capital	Payable	Compensation	Deficit	Total

Balance - January 31 2020	69,566,680	$69,567	$(39,717)	$-	$-	$(42,017)	$(12,167)

Net loss	-	-	-	-	-	(3,647)	(3,647)
Balance - April 30, 2020	69,566,680	$69,567	$(39,717)	$-	$-	$(45,664)	$(15,814)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(459,294)	$(3,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	100
Amortization of debt discount	168,381	-
Change in value of derivative liabilities	(179,563)	-
Stock based compensation	225,000	-
Changes in operating assets and liabilities:
Prepaid expenses	625	-
Accounts payable and accrued liabilities	7,223	-
Accrued note payable interest	10,212	-
Accrued management compensation	7,014	-
Net cash used in operating activities	(220,402)	(3,547)

Cash Flows from Financing Activities
Proceeds from loan from related party	-	3,650
Proceeds from issuance of common stock	80,020	-
Proceed from issuance of convertible notes	133,000	-
Net cash provided by Financing Activities	213,020	3,650

Net change in cash for period	(7,382)	103
Cash at beginning of period	9,945	46
Cash at end of period	$2,563	$149

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature	$8,130	$-
Issuance of common stock for stock payable	$19,980	$

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended January 31, 2021, as filed with the SEC on September 24, 2021.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Convertible Financial Instruments

Beneficial Conversion Feature - The issuance of the convertible debt described in Note 3, below, generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The discount is amortized to interest expense over the term of the convertible debt.

Share-Based Compensation

ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

During the three months ended April 30, 2021 and 2020, the Company recognized $225,000 and $0, respectively.

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

For the three months ended April 30, 2021, and 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three Months Ended
	April 30,
	2021	2020
	(Shares)	(Shares)
Warrants	291,775	-
Convertible Notes	1,383,317	-
Total	1,675,092	-

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this standard on February 1, 2021.

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

NOTE 3 – CONVERTIBLE NOTES

On November 19, 2020, the Company entered a Securities Purchase Agreement (“SPA”) and Equity Purchase Agreement (“EPA”) with a third party. Pursuant to SPA, the Company issued a convertible note payable up to $730,000, bearing 10% annual interest and cash consideration up to $600,000 with maturity date of six months for each tranche payment. The note shall be convertible at the lesser of (i) $2.00 per share and (ii) 65% of the lowest traded price of the common stock as reported on the trading market during the 30 consecutive trading period. During the year ended January 31, 2021, the first tranche of $310,000 was issued. The Oasis note is currently past due as of issuance and we anticipate that there will be penalties associated with this. We expected to incur interest penalties which are to be determined.

On January 8, 2021, the Company entered into a promissory note with MRVL Island Ventures LLC in the amount of $50,000. This note is payable on January 31st, 2022. The Conversion price in effect of any conversion day shall be equal lowest price in effect of 75% of the lowers VWAP during the 15 days trading days immediately prior top the conversion date. The price shall be appropriately adjusted for stock splits, dividends, stock combination, reclassification or any similar transaction that proportionately increase or decrease the stock during this period. The interest rate is 8% per year which is payable in cash or kind payable on the maturity date. Late fees are assessed at 16% per annum at the discretion of MRVL management to waive any fees.

During the three months ended April 30, 2021, the Company issued three (3) convertible notes in the total of amount of $133,000. The term of the notes are 18 months, and annual interest rates are 8% (default rate is 18%). The Conversion price is a fixed $1.00. The Company recognized a beneficial conversion feature of $8,130.

The Company determined that the conversion features, in the convertible notes which have variable conversion prices, met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion options once the notes become convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black-Scholes Merton pricing model. The fair value of the derivative liability for all the notes that became convertible during the year ended January 31, 2021 amounted to $498,301, and $145,915 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $352,386 was recognized as a “day 1” derivative loss.

During the three months ended April 30, 2021, the Company recorded interest expense of $10,212 and amortization of debt discount of $168,381.

NOTE 4 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Merton pricing model to calculate the fair value as of April 30, 2021. The Black-Scholes Merton model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes Merton valuation model.

For the three months ended April 30, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Three Months Ended
April 30,
2021
Expected term	0.05 - 0.76 years
Expected average volatility	181 - 231%
Expected dividend yield	-
Risk-free interest rate	0.01 - 0.05%

The following table summarizes the changes in the derivative liabilities during the three months ended April 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2021	$469,589
Loss on change in fair value of the derivative	(179,563)
Balance – April 30, 2021	$290,026

NOTE 5 – WARRANTS

During the year ended January 31, 2021, 291,775 warrants were granted for a period of five years from issuance, at a price of $1.10 per share. The intrinsic value at April 30, 2021 was $0. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

A summary of activity during the three months ended April 30, 2021 follows:

	Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual life
	warrants	Exercise Price	(in years)
Outstanding, January 31, 2021	291,775	$1.10	4.80
Granted	-	-	-
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, April 30, 2021	291,775	$1.10	4.56

Exercisable, April 30, 2021	291,775	$1.10	4.56

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share.

During the three months ended April 30, 2021, the Company issued common stock as follows:

●	100,000 shares at price of $1.00 per share, for cash and stock payable.

●	900,000 shares value at $1.00 per share, for services to be provided over a 1 year term. As of April 30, 2021, the Company recorded as part of equity, deferred stock compensation of $675,000.

As of April 30, 2021 and January 31, 2021, the Company had 55,216,680 and 54,216,680 shares of common stock issued and outstanding, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

During the three months ended April 30, 2021, Rutherglen Value Enhancements Inc (“Rutherglen”) invested $113,000 for convertible notes. Rutherglen is owned and managed by Brian McWilliams, a former employee and investor in FACT, Inc.

For the three months ended April 30, 2021, the Company’s accrued salary of $7,014, to a member of the Board of Directors.

In the 4th quarter of 2020, Kryptos Art Technologies, Inc, a majority shareholder in FACT, Inc, entered into a contract with SRAX on behalf of Fact, Inc. The contract was signed by Brian McWilliams who was CEO of FACT, Inc at the time and the owner of Kryptos Art Technologies. SRAX is an operating system and investor relations platform that allows you to track the buying and selling of your publicly traded stock to give you insights across marketing channels. It allows you to target investors and present shareholders to increase your capital. The cost of the platform was $900,000 which was payable in FACT, Inc stock. The system became functional in March of 2021 and shall remain in place until March 2022. FACT, Inc plans to approach SRAX in March of 2022 to negotiate a reduced fee or credit for the platform fees for 2022-2023.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2021 through the date these financial statements were issued and determined the following events require disclosure:

●	The Company will issue 20,000 shares to each of its four (4) directors on December 31, 2021 for a total of 80,000 shares.

●	The Directors have agreed to defer their payments until FACT, Inc can raise adequate funds to make such payments.

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

A complete discussion of these uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended January 31, 2021, as filed with the Securities and Exchange Commission on September 24, 2021.

Introduction

Tiburon International Trading, Corp (“Tiburon”) was established under the laws of the State of Nevada on February 17, 2017. Tiburon was established as a development stage company focusing its business on the distribution of air infiltration valves manufactured in China to markets in Europe and in the Commonwealth of Independent States (CIS). On October 5, 2020, Kryptos Art Technologies, Inc, (“Kryptos”), an Ontario corporation, purchased 2,500,000 shares of Tiburon from Yun Cai, who was the Chief Executive Officer, President, Chief Financial Officer and Director of Tiburon. As a result of this sale, Kryptos became the majority shareholder of the Tiburon. The shares owned by Kryptos represent approximately 71.87% of Tiburon’s outstanding common stock. The purchase price was $232,467. The funds were funds of Kryptos. Kryptos is controlled by Victoria Glynn.

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

We plan to market to various channels in different capacities including, but not limited to, subscription models, leasing models, and individual point of sale models. The fees for our different models will range from a flat fee to a percentage of sales fee. We are hopeful the Company will commence its marketing efforts in Company’s first quarter ending April 30, 2022, with the hope that the product may launch in the Company’s second quarter ending July 31, 2022.

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

Results of Operations.

Three months ended April 30, 2021 compared to three months ended April 30, 2020:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended April 30, 2021 and 2020.

	Three months ended
	April 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	460,264	3,647	456,617
Other income	970	-	970
Net loss	$(459,294)	$(3,647)	$455,647

During the three months ended April 30, 2021 and 2020, we did not have any revenues.

Our financial statements report a net loss of $459,294 for the three months ended April 30, 2021 compared to a net loss of $3,647 for the three months ended April 30, 2020.

Our operating expenses for the three months ended April 30, 2021 were $460,264 compared to $3,647 for the three months ended April 30, 2020. For the three months ended April 30, 2021, operating expenses consists of professional fees of $61,353, advertising and marketing of $134,000 and general and administrative expenses of $264,911. General and administrative expenses increased primarily in 2021 due to the issuance of common shares for services valued at $225,000.

For the three months ended April 30, 2020, operating expenses consisted of general and administrative expenses of $3,647.

Our other income for the three months ended April 30, 2021 was $970 compared to $0 for the three months ended April 30, 2020. For the three months ended April 30, 2021, other income consists of interest expense of $10,212 and amortization debt discount of $168,381, offset by gain of change in fair value of derivative liability of $179,563.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of April 30, 2021 and January 31, 2021.

Working Capital

	April 30,	January 31,
	2021	2021	Change
Cash	$2,563	$9,945	$(7,382)

Current Assets	$4,230	$12,237	$(8,007)
Current Liabilities	$802,619	$664,482	$138,137
Working Capital (Deficiency)	$(798,389)	$(652,245)	$(146,144)

Stockholders’ deficit was $798,389 as of April 30, 2021 compared to stockholders’ deficit of $652,245 as of January 31, 2021. The increase in current liabilities is primarily due to an increase of convertible notes offset by a decrease in derivative liability.

Cash Flows

	Three Months Ended
	April 30,
	2021	2020
Cash used in operating activities	$(220,402)	$(3,547)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$213,020	$3,650
Net Change In Cash	$(7,382)	$103

Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended April 30, 2021, net cash flows used in operating activities was $220,402 consisting of a net loss of $459,294, reduced by amortization of debt discount of $168,381, stock-based compensation of $225,000, net change in working capital of $25,074, and offset by gain of change in fair value of derivative liability of $179,563. The gain on derivative liability was due to the reduction of the liability primarily from the drop on stock price at April 30, 2021 as compared to January 31, 2021

For the three months ended April 30, 2020, net cash flows used in operating activities was $3,547, consisting of a net loss of $3,647, reduced by depreciation of $100.

Investing Activities

The Company did not use any funds for investing activities during the three months ended April 30, 2021 and 2020.

Financing Activities

For three months ended April 30, 2021, net cash provided by financing activities was $213,020, consisting of issuance common stock of $80,020 and issuance convertible notes of $133,000.

For three months ended April 30,2020, net cash provided by financing activities was $3,650, consisting of loan from related party of $3,650.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our condensed financial statements contained herein contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

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

Derivative financial instruments - Derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Beneficial Conversion Feature - The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The discount is amortized to interest expense over the term of the convertible debt.

Share-Based Compensation

ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

Off- Balance Sheet Arrangements

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

On March 24, 2021, the Company issued to SRAX INC 900,000 shares of Common Stock.

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

Date: October 4, 2021

FACT, INC.

By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer

