Form 10-Q
period 2021-07-31
FACT, Inc.
filed 2021-10-21
CIK 1714379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,216,680 shares of common stock, $0.001 par value, as of October 21, 2021.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACT, INC.

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

FACT, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2021	2021
ASSETS
Current Assets:
Cash	$279	$9,945
Prepaid expenses	1,042	2,292
Total Current Assets	1,321	12,237

Total Assets	$1,321	$12,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$87,959	$63,665
Accrued interest	50,512	6,200
Loan payable	21,000	-
Convertible note payable, net of unamortized discount of $32,692 and $234,972, respectively	479,808	125,028
Derivative liability	840,037	469,589
Total Current Liabilities	1,479,316	664,482

Convertible note payable non current, net of unamortized discount of $741 and $0, respectively	112,259	-
Total Liabilities	1,591,575	664,482

Stockholders’ Deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, 55,216,680 and 54,216,680 shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively	55,217	54,217
Additional paid-in capital	1,583,396	576,266
Stock payable	-	19,980
Deferred stock compensation	(450,000)	-
Accumulated deficit	(2,778,867)	(1,302,708)
Total Stockholders’ Deficit	(1,590,254)	(652,245)
Total Liabilities and Stockholders’ Deficit	$1,321	$12,237

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating Expenses
Advertising and marketing	12,000	-	$146,000	$-
General and administrative	245,284	2,160	510,195	5,807
Professional fees	10,182	-	71,535	-
Total Operating Expenses	267,466	2,160	727,730	5,807

Loss from operations	(267,466)	(2,160)	(727,730)	(5,807)

Other Income (Expense)
Interest expense	(207,696)	-	(386,289)	-
Change in fair value of derivative liability	(541,703)	-	(362,140)	-
Net Other Income (Expenses)	(749,399)	-	(748,429)	-

Loss Before Provision for Income Taxes	(1,016,865)	(2,160)	(1,476,159)	(5,807)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,016,865)	$(2,160)	$(1,476,159)	$(5,807)

Net loss per common share: basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	55,216,680	69,566,680	54,954,592	69,566,680

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended July 31, 2021

	Common stock		Additional Paid-in	Stock	Deferred Stock	Accumulated
	Shares	Amount	Capital	Payable	Compensation	Deficit	Total

Balance - January 31 2021	54,216,680	$54,217	$576,266	$19,980	$-	$(1,302,708)	$(652,245)

Common stock issued for cash	100,000	100	99,900	(19,980)	-	-	80,020
Common stock for service	900,000	900	899,100	-	(675,000)	-	225,000
Beneficial conversion feature	-	-	8,130	-	-	-	8,130
Net loss	-	-	-	-	-	(459,294)	(459,294)
Balance - April 30, 2021	55,216,680	55,217	1,583,396	-	(675,000)	(1,762,002)	(798,389)

Amortization deferred stock compensation	-	-	-	-	225,000	-	225,000
Net loss	-	-	-	-		(1,016,865)	(1,016,865)
Balance - July 31,2021	55,216,680	$55,217	$1,583,396	$-	$(450,000)	$(2,778,867)	$(1,590,254)

For the Three and Six Months Ended July 31, 2020

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 31 2020	69,566,680	$69,567	$(39,717)	$(42,017)	$(12,167)

Net loss	-	-	-	(3,647)	(3,647)
Balance - April 30, 2020	69,566,680	69,567	(39,717)	(45,664)	(15,814)

Net loss	-	-	-	(2,160)	(2,160)
Balance - July 31, 2020	69,566,680	$69,567	$(39,717)	$(47,824)	$(17,974)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed financial statements.

FACT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(1,476,159)	$(5,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	200
Amortization of debt discount	217,977	-
Change in value of derivative liabilities	362,140	-
Stock based compensation	450,000	-
Default penalty	124,000	-
Changes in operating assets and liabilities:
Prepaid expenses	1,250	-
Accounts payable and accrued liabilities	12,280	-
Accrued note payable interest	44,312	-
Accrued management compensation	12,014	-
Net cash used in operating activities	(252,186)	(5,607)

Cash Flows from Financing Activities
Proceeds from loan - related party	-	5,650
Proceeds from loan	21,000	-
Proceeds from issuance of common stock	80,020	-
Proceed from issuance of convertible notes	141,500	-
Net cash provided by Financing Activities	242,520	5,650

Net change in cash for period	(9,666)	43
Cash at beginning of period	9,945	46
Cash at end of period	$279	$89

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing and Financing Activities
Debt discount recognized as derivative liability	$8,308	$-
Beneficial conversion feature	$8,130	$-
Issuance of common stock for stock payable	$19,980	$

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

Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

During the six months ended July 31, 2021 and 2020, the Company recognized $450,000 and $0, respectively.

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

For the six months ended July 31, 2021, and 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six Months Ended
	July 31,
	2021	2020
	Shares	Shares
Warrant	291,775	-
Convertible Notes	3,135,316	-
Total	3,427,091	-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements as of July 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – CONVERTIBLE NOTES

On November 19, 2020, the Company entered a Securities Purchase Agreement (“SPA”) and Equity Purchase Agreement (“EPA”) with a third party. Pursuant to SPA, the Company issued a convertible note payable up to $730,000, bearing 10% annual interest and cash consideration up to $600,000 with maturity date of six months for each tranche payment. The note was originally to be convertible at the lesser of (i) $2.00 per share and (ii) 65% of the lowest traded price of the common stock as reported on the trading market during the 30 consecutive trading period. During the year ended January 31, 2021, the first tranche of $310,000 was issued and due on May 19, 2021. The Oasis note is currently past due as of issuance and incurred a penalty of $124,000 or 140% on the principal, recorded as interest expense. As of July 31, 2021, the Oasis note has $434,000 due, bearing interest at 24% per annum and is convertible at the lesser of (i) $2.00 per share and (ii) 60% of the lowest traded price of the common stock as reported on the trading market during the 30 consecutive trading period.

On January 8, 2021, the Company entered into a promissory note with MRVL Island Ventures LLC in the amount of $50,000. This note is payable on January 31st, 2022. The Conversion price in effect of any conversion day shall be equal lowest price in effect of 75% of the lowers VWAP during the 15 days trading days immediately prior to the conversion date. The price shall be appropriately adjusted for stock splits, dividends, stock combination, reclassification or any similar transaction that proportionately increase or decrease the stock during this period. The interest rate is 8% per year which is payable in cash or kind payable on the maturity date. Late fees are assessed at 16% per annum at the discretion of MRVL management to waive any fees.

During the month March 2021, the Company issued three (3) convertible notes in the total of amount of $133,000. The term of the notes are 18 months, and annual interest rates are 8% (default rate is 18%). The Conversion price is a fixed $1.00. The Company recognized a beneficial conversion feature of $8,130.

On May 28, 2021, the Company issued a convertible note in amount of $8,500. The term of the notes are 12 months, and annual interest rates are 8% (default rate is 24%). The Conversion price in effect of any conversion day shall be equal lowest price in effect of 75% of the lowers VWAP during the 15 days trading days immediately prior to the conversion date. The Company recognized a debt discount as derivative liability of $8,308.

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

During the six months ended July 31, 2021, the Company recorded interest expense of $168,312 and amortization of debt discount of $217,977.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Merton pricing model to calculate the fair value as of July 31, 2021. The Black-Scholes Merton model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes Merton valuation model, except for the Oasis note that is in default and is calculated on a conversion liability with no duration.

For the six months ended July 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six Months Ended
July 31,
2021
Expected term	0.05 - 1.00 years
Expected average volatility	1.38 - 231%
Expected dividend yield	-
Risk-free interest rate	0.01 - 0.05%

The following table summarizes the changes in the derivative liabilities during the six months ended July 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - January 31, 2021	$469,589
Addition of new derivatives recognized as debt discounts	8,308
Loss on change in fair value of the derivative	362,140
Balance - July 31, 2021	$840,037

NOTE 5 – WARRANTS

During the year ended January 31, 2021, 291,775 warrants were granted for a period of five years from issuance, at a price of $1.10 per share. The intrinsic value at July 31, 2021 was $0. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

A summary of activity during the nine months ended July 31, 2021 follows:

	Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual life
	warrants	Exercise Price	(in years)
Outstanding, January 31, 2021	291,775	$1.10	4.80
Granted	-	-	-
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, July 31, 2021	291,775	$1.10	4.56

Exercisable, July 31, 2021	291,775	$1.10	4.56

NOTE 6 – LOAN PAYABLE

On July 28, 2021, the Company issued a promissory note in amount of $21,000. The term of note is on demand, unsecured and without interest.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share.

During the six months ended July 31, 2021, the Company issued common stock as follows:

●	100,000 shares at price of $1.00 per share, for cash and stock payable.

●	900,000 shares value at $1.00 per share, for services to be provided over a 1 year term. As of July 31, 2021, the Company recorded as part of equity, deferred stock compensation of $450,000.

As of July 31, 2021 and January 31, 2021, the Company had 55,216,680 and 54,216,680 shares of common stock issued and outstanding, respectively.

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

During the six months ended July 31, 2021, Rutherglen Value Enhancements Inc (“Rutherglen”) invested $113,000 for convertible notes. Rutherglen is owned and managed by Brian McWilliams, a former employee and investor in FACT, Inc.

For the six months ended July 31, 2021, the Company’s accrued salary of $12,014, to a member of the Board of Directors.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2021 through the date these financial statements were issued and determined the following events require disclosure:

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

OVERVIEW

The Company’s sales from continuing operations for the six months ended July 31, 2021 and 2020 were $0 and $0, respectively.

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

Results of Operations.

Three months ended July 31, 2021 compared to three months ended July 31, 2020:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended July 31, 2021 and 2020.

	Three Months Ended
	July 31,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	267,466	2,160	265,306
Other expenses	749,399	-	749,399
Net loss	$(1,016,865)	$(2,160)	$(1,014,705)

During the three months ended July 31, 2021 and 2020, we did not have any revenues.

Our financial statements report a net loss of $1,016,585 for the three months ended July 31, 2021 compared to a net loss of $2,160 for the three months ended July 31, 2020.

Our operating expenses for the three months ended July 31, 2021 were $267,466 compared to $2,160 for the three months ended July 31, 2020. For the three months ended July 31, 2021, operating expenses consists of professional fees of $10,182, advertising and marketing of $12,000 and general and administrative expenses of $245,284. General and administrative expenses increased primarily in 2021 due to the issuance of common shares for services valued at $225,000 and salary of $20,000.

For the three months ended July 31, 2020, operating expenses consisted of general and administrative expenses of $2,160.

Our other expenses for the three months ended July 31, 2021 was $1,016,865 compared to $0 for the three months ended July 31, 2020. For the three months ended July 31, 2021, other expenses consist of interest expense of $207,696 (including amortization debt discount of $49,597) and loss of change in fair value of derivative liability of $541,703.

Six months ended July 31, 2021 compared to six months ended July 31, 2020:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended July 31, 2021 and 2020.

	Six Months Ended
	July 31,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	727,730	5,807	721,923
Other expenses	748,429	-	748,429
Net loss	$(1,476,159)	$(5,807)	$(1,470,352)

During the six months ended July 31, 2021 and 2020, we did not have any revenues.

Our financial statements report a net loss of $1,476,159 for the six months ended July 31, 2021 compared to a net loss of $5,807 for the six months ended July 31, 2020.

Our operating expenses for the six months ended July 31, 2021 were $727,730 compared to $5,807 for the six months ended July 31, 2020. For the six months ended July 31, 2021, operating expenses consists of professional fees of $71,535, advertising and marketing of $146,000 and general and administrative expenses of $510,195. General and administrative expenses increased primarily in 2021 due to the issuance of common shares for services valued at $450,000 and salary of $59,373.

For the six months ended July 31, 2020, operating expenses consisted of general and administrative expenses of $5,807.

Our other expenses for the six months ended July 31, 2021 was $748,429 compared to $0 for the six months ended July 31, 2020. For the six months ended July 31, 2021, other expenses consist of interest expense of $386,289 (including amortization of debt discount of $217,977) and loss of change in fair value of derivative liability of $362,140.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of July 31, 2021 and January 31, 2021.

Working Capital

	July 31,	January 31,
	2021	2021	Change
Cash and cash equivalents	$279	$9,945	$(9,666)

Current Assets	$1,321	$12,237	$(10,916)
Current Liabilities	$1,479,316	$664,482	$814,834
Working Capital (Deficiency)	$(1,477,995)	$(652,245)	$(825,750)

Stockholders’ deficit was $1,590,254 as of July 31, 2021 compared to stockholders’ deficit of $652,245 as of January 31, 2021. The increase in current liabilities is primarily due to an increase of convertible notes, loan payable and an increase in derivative liability.

Cash Flows

	Six Months Ended
	July 31,
	2021	2020
Cash used in operating activities	$(252,186)	$(5,607)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$242,520	$5,650
Net Change In Cash	$(9,666)	$43

Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended July 31, 2021, net cash flows used in operating activities was $252,186 consisting of a net loss of 1,476,159 reduced by amortization of debt discount of $217,977, stock-based compensation of $450,000, net change in working capital of $69,856, and loss of change in fair value of derivative liability of $362,140. The loss on derivative liability was due to the increase of the liability primarily from the drop on stock price at July 31, 2021 as compared to January 31, 2021

For the six months ended July 31, 2020, net cash flows used in operating activities was $5,607, consisting of a net loss of $5,807, reduced by depreciation of $200.

Investing Activities

The Company did not use any funds for investing activities during the six months ended July 31, 2021 and 2020.

Financing Activities

For six months ended July 31, 2021, net cash provided by financing activities was $242,520, consisting of issuance common stock of $80,020, issuance convertible notes of $141,500 and issuance promissory note of $21,000.

For six months ended July 31,2020, net cash provided by financing activities was $5,650, consisting of loan from related party of $5,650.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of July 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of July 31, 2021, our internal control over financial reporting was not effective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended July 31, 2021), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2021

FACT, INC.

By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer

