Form 10-Q/A
period 2021-07-31
FACT, Inc.
filed 2022-01-14
CIK 1714379

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

EXPLANATORY NOTES

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended July 31, 2021, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on October 21, 2021 (the “Quarterly Report”), to:

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

Date: January 14, 2022

FACT, INC.

By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer

